Form 10-Q
period 2008-12-31
Critical Digital Data, Inc.
filed 2009-02-12
CIK 1451565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT: For the transition period from ________________ to _______________

Commission file number 333-143672

CRITICAL DIGITAL DATA, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	80-0189455
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7770 Regents Road, Suite 113-129, San Diego, CA 92122
(Address of principal executive offices)

858-518-0447
(Issuer’s telephone number)

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUES

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of February 12, 2009, the Company had 4,080,000 shares of $0.001 par value common stock issued and outstanding.

Indicate by check mark whether the Registrant is a large accelerated filer, and accredited  filer, a non-accredited filer and smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer ☐    Accelerated filer ☐
Non-accredited filer ☐       Smaller reporting company ☒

CRITICAL DIGITAL DATA, INC.

TABLE OF CONTENTS

		Page
Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets at December 31, 2008 (unaudited) and September 30, 2008 (audited)	1

	Statements of Operations for the three months ended December 31, 2008 and the period from
	May 2, 2008 (inception) to December 31, 2008 (unaudited)	2

	Statements of Cash Flows for the three months ended December 31, 2008 and the period from
	May 2, 2008 (inception) to December 31, 2008 (unaudited)	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	15

Part II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6.	Exhibits	16

Signatures		17

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2008	September 30, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$30,966	$35,457
Prepaid assets	5,233	-
Total current assets	36,199	35,457

Website in development	27,154	22,929

Total assets	$63,353	$58,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,911	$2,909
Accounts payable and accrued expenses-related parties	1,827	1,260
Total current liabilities	6,738	4,169

Note payable - related party	15,172	15,172

Total liabilities	21,910	19,341

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-

Common stock, $0.001 par value; 100,000,000 shares
authorized; 4,060,000 and 3,990,000 shares issued and
outstanding at December 31 and September 30, 2008, respectively	4,060	3,990

Additional paid-in capital	52,290	45,360

Founders' receivable	(350)	(350)

Deficit accumulated during development stage	(14,557)	(9,955)

Total stockholders’ equity	41,443	39,045

Total liabilities and stockholders’ equity	$63,353	$58,386

See accompanying notes to financial statements

CRITICAL DIGITAL DATA, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS

	Accumulated During Development Stage
	Three months ended December 31, 2008	May 2, 2008 (inception) to December 31, 2008
	(Unaudited)	(Unaudited)
Revenues	$-	$-

Operating expenses
Professional fees	975	4,975
Marketing	763	3,277
Corporate fees	901	901
General and administrative	1,581	3,535

Total operating expenses	4,220	12,687

Loss from operations	(4,220)	(12,687)

Taxes	-	800
Interest expense-related party	382	1,070

Net loss	$(4,602)	$(14,557)

Weighted average number of common
shares outstanding - basic and fully diluted	4,038,478	3,875,174

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)

See accompanying notes to financial statements

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	Accumulated During Development Stage
	Three months ended December 31, 2008	May 2, 2008 (inception) to December 31, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(4,602)	$(14,557)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid assets	(1,781)	-
Accounts payable and accrued expenses	(1,450)	4,502
Accounts payable and accrued expenses-related parties	567	(1,625)

Net cash used in operating activities	(7,266)	(11,680)

Cash flows from investing activities
Purchase of website development	(4,225)	(13,354)

Net cash used in investing activities	(4,225)	(13,354)

Cash flows from financing activities
Proceeds from issuance of common stock	7,000	56,000

Net cash provided by financing activities	7,000	56,000

Net increase (decrease) in cash	(4,491)	30,966

Cash, beginning of period	35,457	-

Cash, end of period	$30,966	$30,966

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for founders' receivable	$-	$350
Issuance of note payable for development of website and marketing of Company	$-	$15,172

See accompanying notes to financial statements

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to Interim Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Critical Digital Data, Inc.  (“CDD” or the “Company”), a development stage company, was incorporated on May 2, 2008 under the laws of the State of Nevada with its principal place of business in San Diego, California. CDD is a development stage company that intends to develop, launch and operate an online data storage service (a “Digital Vault”) specifically for data preservation and disaster recovery. The Digital Vault will enable subscribers to create a “back-up” copy of their most critical documents and electronic personal data, in an off-site secure location. We intend to operate the business of CDD under the service and brand name “Home Data Guard” (“HDG”). HDG will provide:

1)	Secure online digital storage (back-up) and reproduction services via www.HomeDataGuard.com, and;
2)	Access to service providers, “Home Data Pros”, who will assist HDG subscribers in backing up and copying subscribers’ personal data.

On November 15, 2008, the Company’s Board of Directors approved a recapitalization (the “Recapitalization”) of the Company whereby each shareholder of record on October 31, 2008 was granted an additional nine shares of common stock for each share owned.  As a result, the number and value of shares of common stock outstanding were increased and additional paid in capital was decreased to reflect a change in the market price from $1.00 per share to $0.10 per share. Share and per share amounts reflected throughout the financial statements and notes thereto have been retroactively restated for the Recapitalization.

During May 2008, CDD offered to sell 1,500,000 shares of common stock (the “Shares”) at $0.10 per share through a private placement memorandum (the “PPM”).  As a result of the PPM, the Company sold 560,000 shares of common stock (the “PPM Shares”) resulting in an increase in capital of $56,000.  The investors in the PPM were subsequently knows as the “Selling Shareholders”.

On December 10, 2008, CDD filed Form S-1 with the Securities and Exchange Commission (the “SEC”) in order to effectively register the PPM Shares and allow the Selling Shareholders to sell the PPM Shares on the OTC Bulletin Board. CDD received their Notice of Effectiveness on the S-1 from the SEC on December 22, 2008.

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to Interim Financial Statements
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited interim financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2008 and the results of operations presented. These interim financial statements should be read in conjunction with the Company’s Form S-1 filed with the SEC on December 10, 208 which includes the audited financial statements and notes thereto of CDD as of September 30, 2008.  Operating results for the three months ended December 31, 2008 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2009.

Going concern

No assurance can be given that a market for the CDD product will develop, or that customers will be willing to pay for the CDD product.  For the period from May 2, 2008 (inception) through December 31, 2008, the Company incurred net losses totaling $14,557; had net cash used in operating activities totaling $11,680; and had an accumulated deficit of $14,557 as of December 31, 2008.  If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon the ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, the ability to successfully raise additional financing, and the ability to ultimately attain profitability.

Management plans to raise additional capital during fiscal year 2009 through the sale of shares of its common stock (See Note 6 – Subsequent Events). While the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company’s equity instruments will be sufficient to meet its capital needs. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to Interim Financial Statements
(Unaudited)

Fair Value Estimates

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The fair value of an asset or liability is the amount at which it could be exchanged or settled in a current transaction between willing parties.  The carrying values for cash and cash equivalents, prepaid assets, accounts payable and accrued liabilities approximate their fair value due to their short maturities.

Revenue recognition

Upon the generation of revenue, the Company shall follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.  Subscription revenues shall be recognized over the period benefited. Deferred revenues shall be recorded when cash has been collected, however the related service has not yet been provided.

Cash and cash equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Website in development

The Company accounts for the development of its website and Digital Vault under the guidance of EITF 00-2, “Accounting for Website Development Costs” (“EITF 00-2”) which provides that all costs relating to software used to operate a website be accounted for under AICPA SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) unless a plan exists or is being developed to market the software externally.  As such, all costs associated with the planning of the website are expensed as incurred and the costs to develop the software are generally capitalized.

Income taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance can be provided for a net deferred tax asset, due to uncertainty of realization.

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to Interim Financial Statements
(Unaudited)

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2008.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS 160 will have a material impact on its financial position.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is permitted.  The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to Interim Financial Statements
(Unaudited)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

In June 2008, the FASB issued FASB SP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities."  SP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share."  SP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.  The Company is required to adopt SP EITF 03-6-1 in the first quarter of 2009 and does not expect SP EITF 03-6-1 to have a material impact on the Company’s financial position.

NOTE 3 – RELATED PARTY TRANSACTIONS

In order to develop the Company’s Digital Vault and begin marketing of the Company, CDD borrowed funds from an entity controlled by the major shareholders of CDD (the “Related Entity”).  During the year ended September 30, 2008, the Related Entity made payments to various consultants on behalf of CDD in the amount of $15,172.  Subsequently, CDD entered into a note payable agreement with the Related Entity evidencing the amount of the funds that had been paid to date (the “Note Payable”).  The Note Payable bears interest at 10% per annum and is due on September 30, 2010.

The Company’s attorney is related to one of the founders of the Company and has billed CDD $572 for the reimbursement of filing fees relating to CDD’s incorporation in the state of Nevada as well as its registration to do business in the state of California.  Such expenses were incurred during the year ended September 30, 2008 and are included in Accounts payable and accrued expenses – related party in the accompanying financial statements as of December 31, 2008.

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to Interim Financial Statements
(Unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY

During the year ended September 30, 2008 and the three months ended December 31, 2008, the Company sold 490,000 shares and 70,000 shares of common stock, respectively at $0.10 per share resulting in an increase in capital of $49,000 and $7,000, respectively for said periods.  Additionally, during the year ended September 31, 2008, the two founders of CDD were each granted 1,750,000 shares of common stock.  The purchase of the shares is evidenced by a Founders’ Receivable in the amount of $350 which is included in Stockholders’ Equity in the accompanying Balance Sheet.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Consulting agreement

During April 2008, on behalf of CDD, the Related Entity entered into a consulting agreement with a third party contractor to assist in the development of the Digital Vault.  Compensation for these services is $26,000 payable in installments based on completion of various phases of the work.  During the three months ended December 31, 2008, it became apparent that the contractor did not have the resources available to complete the necessary work and accordingly, CDD is in the process of having the consulting agreement canceled.  As of December 31, 2008, $22,329 had been paid towards the agreement.

NOTE 6 – SUBSEQUENT EVENTS

During January 2009, CDD offered to sell additional shares of common stock at $0.15 per share up to a maximum amount of investment proceeds of $100,000.  As of February 11, 2009, the Company had sold 20,000 shares of common stock relating to this offering resulting in an increase in capital for $3,000.

Subsequent to December 31, 2008, CDD entered into two separate agreements with a third party software development firm.  The agreements consist of a Master Service Agreement (the “MSA”) which includes a Schedule of Work to complete the development of the Digital Vault and a Licensing Agreement (the “LA”) providing CDD with a non-exclusive, perpetual and non-sublicenseable right to use for internal purposes certain software developed by the software development firm.  In consideration for services performed under the MSA, CDD will make scheduled payments to the software development firm totaling $21,000. As payment for the LA, CDD has issued a warrant to the software development firm to purchase up to 133,333 fully paid and nonassessable shares of CDD’s common stock at $0.015 per share.  The warrant shall be exerciseable at any time on or before January 22, 2019 and may be exerciseable in either cash or through the receipt of shares equal to the value of the warrant as defined in the LA.  The fair value of the 133,333 warrants was estimated to be $19,000 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 70%, risk-free interest rate 2.9%, and expected life of 10 years.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the “Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Description of Business:

Overview

Critical Digital Data, Inc. is a Nevada Corporation (the “Company” or “CDD”) incorporated on May 2, 2008, with its principal place of business in San Diego, California.  CDD is a development stage company that intends to develop, launch and operate an online data storage service (“HomeDataGuard Personal Digital Vault Application,” or “Digital Vault”) specifically for data preservation and disaster recovery. The DigitalVault will enable subscribers to create a “back-up” copy of their most critical documents and electronic personal data, in an off-site secure location.  We intend to operate the business of CDD under the service and brand name “HomeDataGuard” (sometimes herein referred to as “HDG”). HDG will provide:

1)	secure online digital storage (back-up) and reproduction services via www.HomeDataGuard.com and HomeDataGuard Personal Digital Vault Application, and;

2)
access to independent service providers, “HomeDataPros”, trained by us to provide confidential, efficient assistance in the conversion of customers’ printed documents to digital documents and assist in the account set-up for a secure online HomeDataGuard personal file cabinet.

We are a development stage business and have had no revenue since our formation. There is currently no public market for our common stock.

Background

A person’s most important personal data is at risk from destruction or damage in fires, floods, hurricanes, tornadoes, landslides and other natural disasters, as well as theft. Such data includes but is not limited to homeowner insurance policies, personal estate documents, mortgage and real estate documentation, stock certificates, product warranties, photographs of assets/property, birth certificates, tax records, etc.  Most of this data oftentimes solely exists in physical paper-based form.

We believe that the average individual does not spend very much time or put much thought into organizing and consolidating his or her most important physical papers. Oftentimes, a person’s most valued and critical physical documents are dispersed amongst boxes in garages, in closets, file cabinets at home and at work, in piles in one’s bedroom or kitchen, in bank safety deposit boxes, personal home safes, albums, etc. Likewise electronically stored data is spread amongst hard drives, external hard drives, floppy disks, CD-ROMs, flash drives, in email accounts, etc. Other critical documentation and data may be held by advisors (attorneys, accountants, physicians), on diverse servers etc.

HomeDataGuard was developed with the intent to be a very simple-to-use and secure digital repository for the aggregation, organization, storage and rapid retrieval of that personal critical data.

HomeDataGuard

HomeDataGuard, comprised of the HomeDataGuard Personal Digital Vault Application and the HomeDataGuard.com website, will enable a Subscriber, at any time, to  digitally transfer a digital copy of their personal documents and information (“upload” and/or “download”) to and from their HomeDataGuard file cabinet on-demand.  To facilitate the aggregation and uploading of a Subscriber’s personal information, HomeDataPros, who will be independent service providers trained by the Company to help subscribers scan, upload and organize their data, will be available in select geographic regions, commencing in San Diego County.

Companies in the information protection and storage services industry store and manage information in a variety of media formats, which can broadly be divided into physical and electronic records, and provide a wide range of services related to the records stored. Physical records may include paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints. Digital records may include files retained on some form of hardware device and files in word processing formats, database formats, spreadsheets, digital photographs, digital videos, pdfs, rtfs, etc. HomeDataGuard’s services and functionality will be geared toward storing and protecting inactive or semi-active information in most any digital file format, which is not typically accessed frequently by its owners and updated only occasionally.

The HomeDataGuard Personal Digital Vault Application is designed to simulate a traditional bank-like physical vault containing a private room with a four-drawer file cabinet.   The virtual interface is extremely easy to use, and provides the Subcriber with a virtual experience that may feel very much like the real experience of opening and closing a file cabinet drawer, scrolling through file folders, inserting files inside folders, and moving folders around.

A Subscriber logs in and is presented with a video which shows a steel vault unlocking and its door opening, complete with sound effects.  The registered user is taken inside the vault to his/her personal secure file cabinet, which stands next to a whiteboard which contains instructions.  The Subscriber can choose to store, organize and/or retrieve their data by accessing the appropriate file drawer and folders presented within

The Subscriber clicks on one of the file cabinet drawers, which rolls open to display the file folders contained inside.   When the Subscriber scrolls over a folder and selects to open it, the folder displays thumbnail images of the files contained within.  The Subscriber can upload a file into a pre-named folder.    The top two drawers contain several pre-named folders to help a Subscriber get started and be organized.  The Subscriber may also create dozens of new folders, edit folders, even move them to other drawers.  Subscribers have the ability to choose which folders and drawers to place their important data inside.  The website will provide guidance, prompts and checklists to subscribers, and ensure that they are reminded several times per year to make necessary updates, changes and/or add new information to their digital file cabinet.

When a Subscriber opens an account they initially do so with the purpose of storing important personal data and documents within their own private secure HomeDataGuard personal file cabinet.   In order to transfer documents or information to one’s HomeDataGuard file cabinet, that data must first exist in a digital format (“digital copy”.) It is then uploaded via the Internet to HomeDataGuard’s servers.   If the data does not pre-exist in a digital format, it would need to be converted by one of several methods, including but not limited to: being scanned; being faxed to a digital destination; be digitally photographed; or made into a digital movie.

Personal files can be uploaded by the Subscriber or for a fee by a HomeDataPro or other trained professional.  To store the digital copies into their personal file cabinets, Subscribers would follow the prompts on the site.  Users are prompted to determine which named file folder to place the digital copies into, for organizational purposes.

Subscribers will be able to select an annual or monthly payment subscription plan, for access to their four drawer file cabinet (the “Basic” HomeDataGuard File Cabinet.)  A subscriber can obtain, automatically, as much additional digital storage space as they need beyond the initial 4 gigabytes provided, and will be charged for each additional incremental gigabyte of space used on a monthly basis.

Data Access and Maintenance

Once a digital copy is uploaded to a Subscriber’s personal file cabinet, it is easily accessible to that Subscriber anytime from any hardware device that can access the Internet and download that file from HomeDataGuard.   Only that Subscriber will have access, unless he/she provides the username and password information directly to another party.  HomeDataGuard will, via email notifications, suggest that Subscribers change their password every few months and remind them to update their account information and add fresh data to their file cabinets if warranted.

Data Storage Functionality & Encryption

Data storage space is currently leased from Media Temple and Amazon Web Services. In the future, CDD may select other storage and hosting providers that meet HomeDataGuard’s system’s requirements.    All files uploaded to HomeDataGuard by its subscribers are always immediately and automatically encrypted before they are stored on our servers.

HomeDataPros™

We intend to recommend trained and qualified independent professionals, who the company has certified as “HomeDataPros.”   HomeDataPros will be trained by us to provide confidential, efficient assistance in the conversion of customers’  documents and information to digital copies and assist in the account set-up and uploading to  a secure online HomeDataGuard personal file cabinet.

HomeDataPros will assist the user in the following activities: document scanning; creating digital video recordings of personal property and home inventory; digitally photographing  property; and uploading any Subscriber-requested digital copies to the personal file cabinet on www.HomeDataGuard.com.

Market for HomeDataGuard

We anticipate that our initial customers will be consumer households that reside in San Diego County and other geographic locations where there is a high risk of damage to homes as a result of fires, floods, hurricanes, earthquakes and other disasters.

Revenue

We expect to derive revenue primarily from initial and recurring subscription revenues. For business-to-consumer subscriptions, it is anticipated that customers will subscribe for an annual license, at this time expected to start at $48.00 per year or $4.00 per month for a HomeDataGuard File Cabinet and that a portion of those subscribers will renew annually.  Starting with 4 gigabytes of storage space, a HomeDataGuard File Cabinet account will automatically expand its storage space on demand, and charge the subscriber for each incremental gigabyte of digital storage space used.

A la carte services provided by HomeDataPros will be charged by the service provided and will be priced based upon time and services provided.

Growth Strategy

Our objective is to establish a leadership position in the niche of record protection and storage services of personal critical information, protecting and storing our customers’ information without regard to media format or geographic location. Our primary avenues of growth are expected to be: (1) acquire consumer household customers within the US and Canada, starting within fire-prone and earthquake-prone regions of California; (2) establish and expand a workforce of HomeDataPro professionals in those regions; (3) eventually expand into other regions of the United States.

Intellectual Property

We rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. HomeDataGuard™ and HomeDataPro™ are not registered trademarks as of the date of this S-1filing. An application to register HomeDataPro™ as a service mark was submitted to the U.S. Patent & Trademark Office, as well as a follow-up Response to Office Action statement, and is expected to be granted within the next three to six months. The owners of the filed service mark are our co-founders, Dina Moskowitz & Marc Zimmerman who have agreed to assign the service mark to us.

In September 2008 the company submitted a copyright application to the U.S. Copyright Office for the HomeDataGuard.com Personal Digital Vault Application.  As of December 5, 2008, we have received confirmation that the copyright has been granted effective November 19, 2008.

We also rely on copyright laws to protect copy on our web site and all marketing materials. We have registered at least 40 Internet domain names related to our business in order to protect our proprietary interests. From time to time, we may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business, our brand and reputation, or our ability to compete. Also, protecting our intellectual property rights could be costly and time consuming.

On February 2, 2009, the Company entered into a licensing agreement with a third party software development firm for a non-exclusive, perpetual and non-sublicensible right to use  certain proprietary software code for the Digital Vault application and HomeDataGuard website.

Employees

At the present time our Chief Executive Officer, Dina Moskowitz, and our President, Marc Zimmerman, are our only employees as well as our sole officers, directors and major shareholders.  Ms. Moskowitz and Mr. Zimmerman will devote such time as required to actively market and further develop our services and software products.  At present, we expect Ms. Moskowitz and Mr. Zimmerman to each devote at least 20 hours per week to our business.  Our executive officers have not received any compensation since the date of our incorporation, and we did not accrue any compensation. We do not anticipate hiring any additional employees until such time as additional staff is required to support our operations.

Description of Property

Our principal executive offices are located at  3270 Caminito Eastbluff, #95, La Jolla, California,  92037  on a rent-free basis at the home of our CEO, Dina Moskowitz. Our telephone number is (858) 518-0447.  We anticipate this situation will be maintained for at least the next six months.  The facility meets our current needs, however should we expand in the future, we may have to relocate.  If we have to relocate, we will seek office space at or below then prevailing rates.

Results of Operations

Revenues

For the period from May 2, 2008 (Inception) through December 31, 2008, CDD recognized no revenues.  We are still a development stage company and do not expect to begin generating revenues until we begin offering our product and services.

Operating Expenses – For the Three Months ended December 31, 2008

Total operating expenses for the three months ended December 31, 2008 totaled $4,220 and consisted primarily of the following:

•	Professional fees relating to the Company’s Form S-1 filed with the Securities and Exchange Commission on December 10, 2008 totaled approximately $1,000.
•	Incorporation and filing fees totaled approximately $900.
•	Various general and administrative fees consisting primarily of the purchase of domain names, monthly liability insurance and office expenses totaled approximately $1,600.

Operating Expenses – For the Period from May 2, 2008 (Inception) through December 31, 2008

Total operating expenses for the period from May 2, 2008 (Inception) through December 31, 2008 totaled $12,687 and in addition to the items noted above, consisted primarily of the following:

•	Professional fees relating to the audit of the Company’s financial statements for the period from May 2, 2008 (Inception) through September 30, 2008 totaled $4,000.
•	Marketing fees incurred to launch HDG and begin advertising the Company to the public totaled approximately $2,500.
•
Professional fees billed by the Company’s attorney for reimbursement of CDD’s filing fees in the State of Nevada and registration to do business in the State of California totaled approximately $570.  The Company’s attorney is related to CDD’s Chief Executive Officer.

Other Expenses

During the three months ended December 31, 2008 the Company incurred $382 of other expenses resulting from interest incurred on a note payable to a related entity (the “Note Payable”).  During the period from May 2, 2008 (Inception) through December 31, 2008 the Company incurred $1,870 of other expenses of which $800 represents the state minimum tax imposed on corporations and $1,070 results from interest incurred on the Note Payable. The Note Payable resulted from funds paid on behalf of CDD by an entity controlled by the Chief Executive Officer and President of CDD (the “Related Entity”) to assist in the development of the Digital Vault.  The principle balance of the Note Payable is $15,172, bears interest at 10% per annum and matures on September 30, 2010.

Net Loss

During the three months ended December 31, 2008 and for the period from May 2, 2008 (Inception) through December 31, 2008 the Company incurred a net loss of $4,602 and $14,557 due primarily to operating expenses as described above.

Capital Resources and Liquidity

Net cash used in operating activities was $7,265 and $11,680 for the three months ended December 31, 2008 and for the period from May 2, 2008 (Inception) through December 31, 2008, respectively and is primarily attributable to the payment of marketing and professional fees, liability insurance and office expenses.

Net cash used in investing activities was $4,225 and $13,354 for the three months ended December 31, 2008 and for the period from May 2, 2008 (Inception) through December 31, 2008, respectively, resulting from the development of the DigitalVault.

Net cash provided by financing activities during the three months ended December 31, 2008 and for the period from May 2, 2008 (Inception) through December 31, 2008 was $7,000 and $56,000 and resulted from the Company’s sale of 70,000 shares and 560,000 share of common stock via a private placement memorandum during each respective period.

We currently rely on cash flows from financing activities to fund our capital expenditures and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures and working capital requirements.

We anticipate that depending on market conditions and our plan of operations, we may continue to incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

ITEM 4T. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  Unregisterd Sales of Equity Securities and Use of Proceeds

On December 22, 2008, our Form S-1 registration statement (SEC file no. 333-156057) was declared effective by the SEC. We completed our public offering by selling 560,000 shares of common stock to individuals in consideration of $56,000.

On February 2, 2009, the Company entered into a licensing agreement with a third party software development firm for a non-exclusive, perpetual and non-sublicensible right to use  certain proprietary software code for the Digital Vault application and HomeDataGuard website.   As compensation for this license, CDD has issued to this firm a warrant to purchase from CDD up to 133,333 fully paid and non-sublicensable shares of the Company's Common Stock, pursuant to Regulation D.  The exercise price for each Warrant Share shall be equal to $ 0.015 per share, and the warrant shall be exercisable on or before January 22, 2019.

 During January 2009, the Company offered to sell additional shares of common stock at $0.15 per share, pursuant to Regulation D,.  As of February 11, 2009, the Company had sold 20,000 shares of common stock relating to this offering resulting in an increase in capital for $3,000.

Through December 31, 2008, the use of proceeds has consisted primarily of the following:

Professional Fees	$4,535
Software Development and Advertising	17,630
Office and Miscellaneous Expenses	3,460
Total Used	$25,625
Balance Not Used	$30,375

ITEM 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRITICAL DIGITAL DATA, INC.

Date: February 12, 2009	By:	/s/ Dina Moskowitz
Dina Moskowitz Chief Executive Officer/Chief Financial Officer