Form 10-Q
period 2009-03-31
Critical Digital Data, Inc.
filed 2009-05-14
CIK 1451565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to _____________

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
Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUES

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 13, 2009, the Company had 4,246,667 shares of $0.001 par value common stock issued and outstanding.

Indicate by check mark whether the Registrant is a large accelerated filer, and accredited  filer, a non-accredited filer and smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer	☐	Accelerated filer	☐
Non-accredited filer	☐	Smaller reporting company	☒

CRITICAL DIGITAL DATA, INC.

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

ASSETS
	March 31, 2009	September 30, 2008
	(Unaudited)	(Audited)
Current assets:
Cash	$40,226	$35,457
Prepaid assets	3,784	-
Total current assets	44,010	35,457

Website in development	38,952	22,929

Total assets	$82,962	$58,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,051	$2,909
Accounts payable and accrued expenses-related parties	2,295	1,260
Total current liabilities	6,346	4,169

Note payable - related party	15,172	15,172

Total liabilities	21,518	19,341

Commitments

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 4,246,667 and 3,990,000 shares issued
and outstanding at March 31, 2009 and
September 30, 2008, respectively	4,247	3,990
Additional paid-in capital	108,559	45,360
Founders' receivable	(350)	(350)
Deficit accumulated during development stage	(51,012)	(9,955)

Total stockholders’ equity	61,444	39,045

Total liabilities and stockholders’ equity	$82,962	$58,386

See accompanying notes to condensed financial statements

CRITICAL DIGITAL DATA, INC.
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2009	Six months ended March 31, 2009	May 2, 2008 (inception) to March 31, 2009

Revenues	$-	$-	$-

Operating expenses
Professional fees	12,148	13,123	17,695
Software licensing costs	18,982	18,982	18,982
Marketing	801	1,563	4,077
Corporate fees	640	1,541	1,677
General and administrative	3,510	5,091	6,337

Total operating expenses	36,081	40,300	48,768

Loss from operations	(36,081)	(40,300)	(48,768)

Taxes	-	-	800
Interest expense-related party	374	757	1,444

Net loss	(36,455)	(41,057)	$(51,012)

Weighted average number of common
shares outstanding - basic and fully diluted	4,151,259	4,094,249	3,798,509

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.01)

See accompanying notes to condensed financial statements

CRITICAL DIGITAL DATA, INC.
 (A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended March 31, 2009	May 2, 2008 (inception) to March 31, 2009

Cash flows from operating activities
Net loss	$(41,057)	$(51,012)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	9,474	9,474
Software licensing costs	18,982	18,982
Changes in operating assets and liabilities
Prepaid assets	(1,483)	(1,483)
Accounts payable and accrued expenses	(1,159)	3,122
Accounts payable and accrued expenses-related parties	1,035	2,295

Net cash used in operating activities	(14,208)	(18,622)

Cash flows from investing activities
Purchase of website development	(16,023)	(25,152)

Net cash used in investing activities	(16,023)	(25,152)

Cash flows from financing activities
Proceeds from issuance of common stock	35,000	84,000

Net cash provided by financing activities	35,000	84,000

Net increase in cash	4,769	40,226

Cash, beginning of period	35,457	-

Cash, end of period	$40,226	$40,226

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for founders' receivable	$-	$350
Issuance of note payable for development of website and marketing of Company	$-	$15,172

See accompanying notes to condensed financial statements

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to Interim Condensed Financial Statements
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The accompanying unaudited condensed financial statements of CDD have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the three and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for future quarters and the year ending September 30, 2009. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form S-1 filed with the SEC on December 10, 2008 which includes the audited financial statements and notes thereto of CDD as of September 30, 2008 and the risks factors contained therein.

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to Interim Condensed Financial Statements
(Unaudited)

The preparation of the accompanying unaudited condensed financial statements requires the use of estimates that affect the reported amounts of assets, liabilities, revenues, expenses and contingencies.  These estimates include, but are not limited to, estimates related to revenue recognition, tangible and intangible long-term asset valuation, and other obligations and commitments.  Estimates are updated on an ongoing basis and are evaluated based on historical experience and current circumstances.  Changes in facts and circumstances in the future may give rise to changes in these estimates which may cause actual results to differ from current estimates.

Going Concern
No assurance can be given that a market for the CDD product will develop, or that customers will be willing to pay for the CDD product.  For the period from May 2, 2008 (inception) through March 31, 2009, the Company incurred net losses totaling $51,012; had net cash used in operating activities totaling $18,621; and had an accumulated deficit of $51,012 as of March 31, 2009.  If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Management plans to raise additional capital during fiscal year 2009 through the sale of shares of its common stock (See Note 3-Stockholders’ Equity). While the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company’s equity instruments will be sufficient to meet its capital needs. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to Interim Condensed Financial Statements
(Unaudited)

Stock-based Compensation
Stock based compensation expense is recorded in accordance with SFAS 123R (Revised 2004), Share-Based Payment, for stock options awarded in return for goods and services received. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

Recently Issued Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is permitted.  The adoption of this standard did not have a material effect on our financial statements.

In June 2008, the FASB issued FASB SP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities."  SP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share."  SP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.  The adoption of this standard did not have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements. SFAS 157 was effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position.

NOTE 3 – STOCKHOLDERS’ EQUITY

During the three and six months ended March 31, 2009, the Company sold 186,667 shares and 256,667 shares of common stock, respectively at prices ranging from $0.10 to $0.15 per share resulting in an increase in capital of $28,000 and $35,000, respectively for said periods.

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to Interim Condensed Financial Statements
(Unaudited)

NOTE 4 –STOCK INCENTIVE PLAN

On March 11, 2009 (the “Effective Date”), we adopted the 2009 Stock Incentive Plan, (the “Plan”), pursuant to which we are authorized to grant stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options and stock appreciation rights to our employees, officers, directors and consultants.  The Company is authorized to grant options to purchase up to 1,000,000 shares of common stock under the Plan which as of March 31, 2009, options to purchase 865,000 shares of common stock remained available for future grant.  The Company intends that any grant, award or other acquisition of the Company’s securities pursuant to the Plan to any officer and/or director of the Company shall be exempt from Section 16(b) of the Securities Exchange Act of 1934, as amended. No participant may be granted ISOs under the Plan that would result in ISOs to purchase shares of Common Stock with an aggregate fair market value (measured on the Date of Grant) of more than $100,000 first becoming exercisable by such Participant in any one calendar year.  The 2008 Plan shall be administered by a committee of the Board of Directors (the “Committee”).  The Committee shall have exclusive and final authority in each determination, interpretation or other action affecting the Plan and its participants.

As of March 31, 2009, we have granted options to purchase a total of 135,000 shares of common stock under the Plan.  The options were granted to advisors and consultants for services rendered at a price equal to the fair market value of the common stock at the date of grant.  As permitted by the Plan, the Committee determined fair market value of the common stock at the date of grant based on a number of factors including the $0.15 per common share price that securities we sold to third party investors during the three months ended March 31, 2009.  All options granted vested immediately and expire three years following the vesting date.

For the three months ended March 31, 2009, the Company recorded stock-based compensation expense related to the Plan of $9,474.  Stock-based compensation expense increased loss from operations and net loss by $9,474.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended March 31, 2008 such that expense was recorded only for those stock-based awards that are expected to vest.

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31, 2009
Expected dividend yield	0.00
Risk-free interest rate	1.50%
Expected volatility	70.00%
Expected life (in years)	3

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to Interim Condensed Financial Statements
(Unaudited)

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Stock option activity under the Plan for the three months ended March 31, 2009 is summarized as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at December 31, 2008	-	$-	-
Options granted	135,000	$0.15	2.95	$9,474
Options exercised	-	$-	-	-
Options cancelled/forfeited/ expired	-	$-	-	-
Outstanding at March 31, 2009	135,000	$0.15	2.95	$9,474
Vested and expected to vest at March 31, 2009(1)	135,000	$0.15	2.95	$9,474
Exercisable at March 31, 2009	135,000	$0.15	2.95	$9,474

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

 As of March 31, 2009, there was $0 of unrecognized compensation cost related to unvested stock options.  The Company intends to issue new shares to satisfy share option exercises.

NOTE 5 – COMMITMENTS

During April 2008, on behalf of CDD, the Related Entity entered into a consulting agreement with a third party contractor to assist in the development of the Digital Vault.  Compensation for these services is $26,000 payable in installments based on completion of various phases of the work.  During the three months ended December 31, 2008, it became apparent that the contractor did not have the resources available to complete the necessary work and accordingly, the consulting agreement has been terminated.  As of March 31, 2009, $22,329 had been paid towards the agreement.

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to Interim Condensed Financial Statements
(Unaudited)

During the three months ended March 31, 2009, CDD entered into two separate agreements with a third party software development firm.  The agreements consist of a Master Service Agreement (the “MSA”) which includes a Schedule of Work to complete the development of the Digital Vault and a Licensing Agreement (the “LA”) providing CDD with a non-exclusive, perpetual and non-sublicenseable right to use for internal purposes certain software developed by the software development firm.  In consideration for services performed under the MSA, CDD will make scheduled payments to the software development firm totaling $21,000. As of March 31, 2009, $10,500 had been paid towards the agreement.  As payment for the LA, CDD has issued a warrant to the software development firm to purchase up to 133,333 fully paid and nonassessable shares of CDD’s common stock at $0.015 per share.  The warrant shall be exercisable at any time on or before January 22, 2019 and may be exercisable in either cash or through the receipt of shares equal to the value of the warrant as defined in the LA.  The fair value of the 133,333 warrants was estimated to be approximately $19,000 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 70%, risk-free interest rate 2.9%, and expected life of 10 years and is expensed as Software Licensing Costs in the accompanying condensed financial statements.

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

Revenue
We expect to derive revenue primarily from initial and recurring subscription revenues. For business-to-consumer subscriptions, it is anticipated that customers will subscribe for an annual license, at this time expected to start at $49.95 per year or $4.50 per month for a HomeDataGuard File Cabinet and that a portion of those subscribers will renew annually.  Starting with 4 gigabytes of storage space, a HomeDataGuard File Cabinet account will automatically expand its storage space on demand, and charge the subscriber for each incremental gigabyte of digital storage space used.

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

Results of Operations
Revenues
For the period from May 2, 2008 (Inception) through March 31, 2009, CDD recognized no revenues.  We are still a development stage company and do not expect to begin generating revenues until we begin offering our product and services.

Operating Expenses – For the Three and Six Months ended March 31, 2009
Total operating expenses for the three months and six months ended March 31, 2009 totaled $36,081 and $40,300, respectively, and consisted primarily of the following:
•
Stock based compensation expense was approximately $9,500 during both the three and six months ended March 31, 2009.  On March 11, 2009, the Company adopted its 2009 Stock Incentive Plan in which we are authorized to grant stock options and stock appreciation rights to our employees, officers, directors and consultants.  In conjunction with the Plan, on March 18, 2009 we granted options to purchase a total of 135,000 shares of common stock.  The options vested immediately and have a three year life.

•
In January 2009, we issued warrants to purchase 133,333 shares of CDD common stock at $0.015 per share to a third party software development firm in exchange for a Licensing Agreement  providing CDD the right to use for internal purposes certain software developed by the software development firm.  The warrant is exercisable at any time on or before January 22, 2019 and may be exercisable in either cash or through the receipt of shares equal to the value of the warrant as defined in the Licensing Agreement.  The fair value of the 133,333 warrants was estimated to be approximately $19,000 and is expensed as software licensing costs during the three and six months ended March 31, 2009.

•	Professional fees relating to the Company’s Form 10-Q for the first quarter ending December 31, 2008 totaled approximately $2,400
•	Marketing fees incurred to advertising the Company to the public totaled approximately $1,000 and $1,500 for the three and six months ended March 31, 2009, respectively.
•	Incorporation and filing fees totaled approximately $640 and $1,500 for the three and six months ended March 31, 2009.
•
Various general and administrative fees consisting primarily of the monthly liability insurance, internet and web design services and office expenses totaled approximately $$3,500 and $5,000 for the three and six months ended March 31, 2009.

Operating Expenses – For the Period from May 2, 2008 (Inception) through March 31, 2009
Total operating expenses for the period from May 2, 2008 (Inception) through March 31, 2009 totaled $48,768 and in addition to the items noted above, consisted primarily of the following:
•	Professional fees relating to the audit of the Company’s financial statements for the period from May 2, 2008 (Inception) through September 30, 2008 totaled $4,000.
•	Marketing fees incurred to launch HDG and begin advertising the Company to the public totaled approximately $2,500 for the period from May 2, 2008 (Inception) through September 30, 2008.
•
Professional fees billed by the Company’s attorney for reimbursement of CDD’s filing fees in the State of Nevada and registration to do business in the State of California totaled approximately $570.  The Company’s attorney is related to CDD’s Chief Executive Officer.

Other Expenses
During the three and six months ended March 31, 2009 the Company incurred $374 and $757, respectively of other expenses resulting from interest incurred on a note payable to a related entity (the “Note Payable”).  During the period from May 2, 2008 (Inception) through March 31, 2009 the Company incurred $2,244 of other expenses of which $800 represents the state minimum tax imposed on corporations and $1,444 results from interest incurred on the Note Payable. The Note Payable resulted from funds paid on behalf of CDD by an entity controlled by the Chief Executive Officer and President of CDD (the “Related Entity”) to assist in the development of the Digital Vault.  The principle balance of the Note Payable is $15,172, bears interest at 10% per annum and matures on September 30, 2010.

Net Loss
During the three months and six months ended March 31, 2009 and for the period from May 2, 2008 (Inception) through March 31, 2009 the Company incurred a net loss of $36,455, $41,057, and $51,012, respectively, due primarily to operating expenses as described above.

Capital Resources and Liquidity
 Net cash used in operating activities was $14,208 and $18,622 for the six months ended March 31, 2009 and for the period from May 2, 2008 (Inception) through March 31, 2009, respectively and is primarily attributable to the payment of marketing and professional fees, liability insurance and office expenses.

Net cash used in investing activities was $16,023 and $25,152 for the six months ended March 31, 2009 and for the period from May 2, 2008 (Inception) through March 31, 2009, respectively, resulting from the development of the DigitalVault.

Net cash provided by financing activities during the six months ended March 31, 2009 and for the period from May 2, 2008 (Inception) through March 31, 2009 was $35,000 and $84,000 and resulted from the Company’s sale of 256,667 shares and 746,667 shares of common stock via a private placement memorandum during each respective period.

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

ITEM 4. Controls and Procedures

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

PART II – OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During November 2008, we completed a private offering by selling 560,000 shares of common stock to individuals in consideration of $56,000.  Proceeds from the sale of the common stock is being utilized for the development and marketing of HomeDataGuard.

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

Through May 11, 2009, the Company had sold 186,667 shares of its common stock for $28,000 in a private offering to accredited investors pursuant Rule 506 of the Securities Act of 1933.  Proceeds from the sale of the common stock is being utilized for the development and marketing of HomeDataGuard.

ITEM 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref. No.	Title of Document
10.1	Critical Digital Data, Inc, 2009 Stock Incentive Plan*

31.1	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRITICAL DIGITAL DATA, INC.

Date: May 13, 2009	By:	/s/ Dina Moskowitz
Dina Moskowitz Chief Executive Officer/Chief Financial Officer