Form 10-Q
period 2009-06-30
Critical Digital Data, Inc.
filed 2009-08-17
CIK 1451565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934; For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT; For the transition period from ______________ to _____________

Commission file number 333-143672

CRITICAL DIGITAL DATA, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	80-018945
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of August 15, 2009, the Company had 4,281,667 shares of $0.001 par value common stock issued and outstanding.

Indicate by check mark whether the Registrant is a large accelerated filer, and accredited  filer, a non-accredited filer and smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer ☐    Accelerated filer ☐

Non-accredited filer ☐       Smaller reporting company ☒

CRITICAL DIGITAL DATA, INC.
TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
ASSETS

	June 30, 2009	September 30, 2008
	(Unaudited)	(Audited)
Current assets:
Cash	$17,297	$35,457
Prepaid assets	2,334	-
Total current assets	19,631	35,457

Website in development, net	47,407	22,929

Total assets	$67,038	$58,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,541	$2,909
Accounts payable and accrued expenses-related parties	2,458	1,260
Total current liabilities	4,999	4,169

Note payable - related party	15,172	15,172

Total liabilities	20,171	19,341

Commitments

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 4,246,667 and 3,990,000 shares issued
and outstanding at June 30, 2009 and September 30,
2008, respectively	4,247	3,990

Additional paid-in capital	112,448	45,360
Founders' receivable	-	(350)
Deficit accumulated during development stage	(69,828)	(9,955)

Total stockholders’ equity	46,867	39,045

Total liabilities and stockholders’ equity	$67,038	$58,386

See accompanying notes to condensed financial statements

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Nine months ended June 30, 2009	Nine months ended June 30, 2008	May 2, 2008 (inception) to June 30, 2009
Revenues	$-	$-	-	-	$-

Operating expenses
Professional fees	5,362	382	18,485	382	23,057
Software licensing costs	-	-	18,982	-	18,982
Marketing	3,663	1,500	5,226	1,500	7,740
Corporate fees	715	-	2,256	-	2,392
General and administrative	8,698	663	13,789	663	15,034

Total operating expenses	18,438	2,545	58,738	2,545	67,205

Loss from operations	(18,438)	(2,545)	(58,738)	(2,545)	(67,205)

Taxes	-	-	-	-	800
Interest expense-related party	378	-	1,135	-	1,823

Net loss	$(18,816)	$(2,545)	$(59,873)	$(2,545)	$(69,828)

Weighted average number of common
shares outstanding - basic and fully diluted	4,251,612	2,757,288	4,146,703	2,757,288	3,895,755

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.02)

See accompanying notes to condensed financial statements

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended June 30, 2009	Nine months ended June 30, 2008	May 2, 2008 (inception) to June 30, 2009
Cash flows from operating activities
Net loss	$(59,873)	$(2,545)	$(69,828)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	10,363	-	10,363
Depreciation	2,042	-	2,042
Software licensing costs	18,982	-	18,982
Changes in operating assets and liabilities
Prepaid assets	(3,485)	-	(2,334)
Accounts payable and accrued expenses	783	9,222	3,913
Accounts payable and accrued expenses-related parties	1,198	382	2,458

Net cash provided by (used in) operating activities	(29,990)	7,059	(34,404)

Cash flows from investing activities
Purchase of website development	(26,520)	(7,100)	(35,649)

Net cash used in investing activities	(26,520)	(7,100)	(35,649)

Cash flows from financing activities
Proceeds from issuance of common stock	35,000	5,000	84,000
Proceeds from stock payable	3,000	-	3,000
Payments on Founders' receivable	350	-	350

Net cash provided by financing activities	38,350	5,000	87,350

Net increase (decrease) in cash	(18,160)	4,959	17,297

Cash, beginning of period	35,457	-	-

Cash, end of period	$17,297	$4,959	$17,297

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for founders' receivable	$-	$350	$350
Issuance of note payable for development of website and marketing of Company	$-	$15,172	$15,172

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

On December 10, 2008, CDD filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) in order to register the PPM Shares. The Registration Statement was declared "Effective" by the SEC on December 22, 2008.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The accompanying unaudited condensed financial statements of CDD have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for future quarters and the year ending September 30, 2009. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form S-1 filed with the SEC on December 10, 2008 which includes the audited financial statements and notes thereto of CDD as of September 30, 2008 and the risks factors contained therein.
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

Going Concern
No assurance can be given that a market for the CDD product will develop, or that customers will be willing to pay for the CDD product.  For the period from May 2, 2008 (inception) through June 30, 2009, the Company incurred net losses totaling $69,828; had net cash used in operating activities totaling $34,404; and had an accumulated deficit of 69,828 as of June 30, 2009.  If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Stock-based Compensation
Stock based compensation expense is recorded in accordance with SFAS 123R (Revised 2004), Share-Based Payment, for stock and stock options awarded in return for goods and services received. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

During June 2009, CDD offered to sell 666,667 shares of common stock at $0.30 per share through a private placement memorandum (the “June PPM”).  Such shares are restricted under Rule 144 of the Securities Act of 1933.  During June 2009, the Company received $3,000 from an investor; however, the shares were not issued until subsequent to June 30, 2009.  Accordingly, there is a shareholder payable included in paid in capital for $3,000 in the accompanying financial statements.

During the nine months ended June 30, 2009, the Company sold 256,667 shares of common stock at prices ranging from $0.10 to $0.15 per share resulting in an increase in capital of $35,000.

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to Interim Condensed Financial Statements
(Unaudited)

NOTE 4 –STOCK INCENTIVE PLAN

On March 11, 2009 (the “Effective Date”), we adopted the 2009 Stock Incentive Plan, (the “Plan”), pursuant to which we are authorized to grant stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options and stock appreciation rights to our employees, officers, directors and consultants.  The Company is authorized to grant options to purchase up to 1,000,000 shares of common stock under the Plan which as of August 15, 2009, options to purchase 813,500 shares of common stock remained available for future grant.  The Company intends that any grant, award or other acquisition of the Company’s securities pursuant to the Plan to any officer and/or director of the Company shall be exempt from Section 16(b) of the Securities Exchange Act of 1934, as amended. No participant may be granted ISOs under the Plan that would result in ISOs to purchase shares of Common Stock with an aggregate fair market value (measured on the Date of Grant) of more than $100,000 first becoming exercisable by such Participant in any one calendar year.  The 2008 Plan shall be administered by a committee of the Board of Directors (the “Committee”).  The Committee shall have exclusive and final authority in each determination, interpretation or other action affecting the Plan and its participants.
As of June 30, 2009, we have granted options to purchase a total of 170,000 shares of common stock under the Plan.  The options were granted to advisors and consultants for services rendered at a price equal to the fair market value of the common stock at the date of grant.  As permitted by the Plan, the Committee determined fair market value of the common stock at the date of grant based on a number of factors including the $0.15 per common share price that securities were sold to third party investors previously during fiscal year 2009.

The Company recognizes option expense ratably over the vesting periods.  For the three and nine months ended June 30, 2009, the Company recorded compensation expense related to options granted under the Plan of $889 and $10,363, respectively.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense was recorded net of estimated forfeitures for the nine months ended June 30, 2009 such that expense was recorded only for those stock-based awards that are expected to vest.

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following assumptions:

June 30, 2009
Expected dividend yield	0.00
Risk-free interest rate	1.50-2.3%
Expected volatility	70.00%
Expected life (in years)	3

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

Stock option activity under the Plan for the nine months ended June 30, 2009 is summarized as follows:

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to Interim Condensed Financial Statements
(Unaudited)

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at September 30, 2008	-	$-	-
Options granted	170,000	$0.15	2.77	$11,962
Options exercised	-	$-	-	-
Options cancelled/forfeited/ expired	-	$-	-	-
Outstanding at June 30, 2009	170,000	$0.15	2.77	$11,962

Vested and expected to vest at June 30, 2009(1)	170,000	$0.15	2.77	$11,962

Exercisable at June 30, 2009	147,500	$0.15	2.77	$10,362
(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

 As of June 30, 2009, there was $1,599 of unrecognized compensation cost related to unvested stock options.  The Company intends to issue new shares to satisfy share option exercises.

NOTE 5 – COMMITMENTS

On June 1, 2009, CDD entered into an agreement with a communications consultant to perform public relations and media relations services.  The agreement calls for payments of $1,500 in June 2009 and $2,000 per month thereafter.  The agreement shall continue in force until terminated by either party with thirty days written notice.

CDD has entered into two separate agreements with a third party software development firm.  The agreements consist of a Master Service Agreement (the “MSA”) which includes a Schedule of Work to complete the development of the Digital Vault and a Licensing Agreement (the “LA”) providing CDD with a non-exclusive, perpetual and non-sublicenseable right to use for internal purposes certain software developed by the software development firm.  In consideration for services performed under the MSA, CDD will make scheduled payments to the software development firm totaling $21,000. As of June 30, 2009, all amounts owed under the MSA had been paid.  As payment for the LA, CDD has issued a warrant to the software development firm to purchase up to 133,333 fully paid and non-assessable shares of CDD’s common stock at $0.015 per share.  The warrant shall be exercisable at any time on or before January 22, 2019 and may be exercisable in either cash or through the receipt of shares equal to the value of the warrant as defined in the LA.  The fair value of the 133,333 warrants was estimated to be approximately $19,000 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 70%, risk-free interest rate 2.9%, and expected life of 10 years and is expensed as Software Licensing Costs in the accompanying condensed financial statements.

NOTE 6 – SUBSEQUENT EVENTS

In conjunction with the June PPM, during July 2009, the company received an additional $10,500 from investors for the purchase of 35,000 shares of common stock at $.30 per share.  Such shares are restricted under Rule 144 of the Securities Act of 1933.

During July 2009, CDD granted a total of 16,500 options from the Plan.  The options vest immediately, expire three years from grant date, have exercise prices ranging from $0.15 to $0.30 per option and are valued at approximately $3,500.

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

2)
Access to independent service providers, “HomeDataPros®”, trained by us to provide confidential, efficient assistance in the conversion of customers’ printed documents to digital documents and assist in the account set-up for a secure HomeDataGuard Online File Cabinet.

We are a development stage business and have had no revenue since our formation.  As of mid June, 2009, the HomeDataGuard.com website has been live and the HomeDataGuard Digital Vault Application is undergoing user testing.  There is currently no public market for our common stock.

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

The HomeDataGuard Personal Digital Vault Application is designed to simulate a traditional bank-like physical vault containing a private room with a four-drawer file cabinet.   The virtual interface is extremely easy to use, and provides the Subscriber with a virtual experience that may feel very much like the real experience of opening and closing a file cabinet drawer, scrolling through file folders, inserting files inside folders, and moving folders around.

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

When a Subscriber opens an account they initially do so with the purpose of storing important personal data and documents within their own private secure HomeDataGuard Online File Cabinet.   In order to transfer documents or information to one’s HomeDataGuard Online File Cabinet, that data must first exist in a digital format (“digital copy”.) It is then uploaded via the Internet to HomeDataGuard’s servers.   If the data does not pre-exist in a digital format, it would need to be converted by one of several methods, including but not limited to: being scanned; being faxed to a digital destination; be digitally photographed; or made into a digital movie.

Personal files can be uploaded by the Subscriber or for a fee by a HomeDataPro® or other trained professional.  To store the digital copies into their personal file cabinets, Subscribers would follow the prompts on the site.  Users are prompted to determine which named file folder to place the digital copies into, for organizational purposes.

Subscribers will be able to select an annual or monthly payment subscription plan, for access to their four drawer file cabinet (the “Basic” HomeDataGuard OnlineFile Cabinet.)  A subscriber can obtain, automatically, as much additional digital storage space as they need beyond the initial 4 gigabytes provided, and will be charged for each additional incremental gigabyte of space used on a monthly basis.

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

HomeDataPros®
We intend to recommend trained and qualified independent professionals, who the company has certified as “HomeDataPros®.”   HomeDataPros® will be trained by us to provide confidential, efficient assistance in the conversion of customers’  documents and information to digital copies and assist in the account set-up and uploading to  a secure online HomeDataGuard  Online File Cabinet.

HomeDataPros® will assist the user in the following activities: document scanning; creating digital video recordings of personal property and home inventory; digitally photographing property; and uploading any Subscriber-requested digital copies to the personal file cabinet on www.HomeDataGuard.com.

Market for HomeDataGuard
We anticipate that our initial customers will be consumer households that reside in San Diego County and other geographic locations where there is a high risk of damage to homes as a result of fires, floods, hurricanes, earthquakes and other disasters.

Revenue
We expect to derive revenue primarily from initial and recurring subscription revenues. For business-to-consumer subscriptions, it is anticipated that customers will subscribe for an annual license, at this time expected to start at $49.95 per year or $4.50 per month for a HomeDataGuard Online File Cabinet and that a portion of those subscribers will renew annually.  Starting with 4 gigabytes of storage space, a HomeDataGuard Online File Cabinet account will automatically expand its storage space on demand, and charge the subscriber for each incremental gigabyte of digital storage space used.

A la carte services provided by HomeDataPros® will be charged by the service provided and will be priced based upon time and services provided.

Growth Strategy
Our objective is to establish a leadership position in the niche of record protection and storage services of personal critical information, protecting and storing our customers’ information without regard to media format or geographic location. Our primary avenues of growth are expected to be: (1) acquire consumer household customers within the US and Canada, starting within fire-prone and earthquake-prone regions of California; (2) establish and expand a workforce of HomeDataPro® professionals in those regions; (3) eventually expand into other regions of the United States.

Intellectual Property
We rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. HomeDataGuard™ and HomeDataPro® are not registered trademarks as of the date of this S-1filing. An application to register HomeDataPro® as a service mark was submitted to the U.S. Patent & Trademark Office, as well as a follow-up Response to Office Action statement, and is expected to be granted within the next three to six months. The owners of the filed service mark are our co-founders, Dina Moskowitz & Marc Zimmerman who have agreed to assign the service mark to us.

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

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Revenues
For the period from May 2, 2008 (Inception) through June 30, 2009, CDD recognized no revenues.  We are still a development stage company and do not expect to begin generating revenues until we begin offering our product and services.

Operating Expenses – For the Three and Nine Months ended June 30, 2009
Total operating expenses for the three months and nine months ended June 30, 2009 totaled $18,438 and $58,738, respectively, and consisted primarily of the following:
•
Stock based compensation expense was approximately $900 and $10,300 during the three and nine months ended June 30, 2009, respectively.  On March 11, 2009, the Company adopted its 2009 Stock Incentive Plan in which we are authorized to grant stock options and stock appreciation rights to our employees, officers, directors and consultants.  In conjunction with the Plan, on March 18, 2009 we granted options to purchase a total of 170,000 shares of common stock.  All options vest within six months of issuance and have a three year life.

•
In January 2009, we issued warrants to purchase 133,333 shares of CDD common stock at $0.015 per share to a third party software development firm in exchange for a Licensing Agreement  providing CDD the right to use for internal purposes certain software developed by the software development firm.  The warrant is exercisable at any time on or before January 22, 2019 and may be exercisable in either cash or through the receipt of shares equal to the value of the warrant as defined in the Licensing Agreement.  The fair value of the 133,333 warrants was estimated to be approximately $19,000 and is expensed as software licensing costs during the three and nine months ended June 30, 2009.

•
Professional fees, excluding those recognized in relation to the 2009 Stock Incentive Plan, totaled approximately $4,500 and $8,100 and relate primarily to accounting fees incurred in preparation of the Company’s Form 10-Q for the first and second quarters ending June 30, 2009 as well as marketing and public relations fees incurred in preparation of the Company’s launch of its product.

•
Marketing fees for the three and nine months ended June 30, 2009 totaled approximately $3,700 and $5,200, respectively. Such costs were primarily attributable to the Company’s pre-launch of its HomeDataGuard product.

•	Incorporation and filing fees totaled approximately $715 and $2,300 for the three and nine months ended June 30, 2009, respectively.
•
Various general and administrative fees consisting primarily of the monthly liability insurance, depreciation, internet and web design services and office expenses totaled approximately $8,700 and $14,000 for the three and nine months ended June 30, 2009.

Operating Expenses – For the three and nine months ended June 30, 2009
CDD began its operations on May 2, 2008 and accordingly, the financial data for the three months ended June 30, 2008 is consistent with that of the nine months ended June 30, 2008.

Total operating expenses for the three and nine months ended June 30, 2008 totaled approximately $2,500 and consisted primarily of marketing and general and administrative costs.

Operating Expenses – For the Period from May 2, 2008 (Inception) through June 30, 2009
Total operating expenses for the period from May 2, 2008 (Inception) through June 30, 2009 totaled $69,828 and in addition to the items noted above, consisted primarily of the following:
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

Other Expenses
During the three and nine months ended June 30, 2009 the Company incurred $378 and $1,135, respectively of other expenses resulting from interest incurred on a note payable to a related entity (the “Note Payable”).  During the period from May 2, 2008 (Inception) through June 30, 2009 the Company incurred $2,623 of other expenses of which $800 represents the state minimum tax imposed on corporations and $1,823 results from interest incurred on the Note Payable. The Note Payable resulted from funds paid on behalf of CDD by an entity controlled by the Chief Executive Officer and President of CDD (the “Related Entity”) to assist in the development of the Digital Vault.  The principle balance of the Note Payable is $15,172, bears interest at 10% per annum and matures on September 30, 2010.

Net Loss
During the three months and nine months ended June 30, 2009 and for the period from May 2, 2008 (Inception) through June 30, 2009 the Company incurred a net loss of $18,816, $59,873, and $69,828 respectively, due primarily to operating expenses as described above.

Capital Resources and Liquidity
 Net cash used in operating activities was $29,990 and $18,622 for the nine months ended June 30, 2009, and for the period from May 2, 2008 (Inception) through June 30, 2009, respectively and is primarily attributable to the payment of marketing and professional fees, liability insurance and office expenses.  CDD had just begun operations and incurring vendor payables primarily for marketing and legal fees during the nine months ended June 30, 2008.  The result was an increase in net cash provided by operating activities of $7,059 for the said period.

Net cash used in investing activities was $26,250, $7,100 and $35,649 for the nine months ended June 30, 2009, 2008 and for the period from May 2, 2008 (Inception) through June 30, 2009, respectively, resulting from the development of the DigitalVault.

Net cash provided by financing activities during the nine months ended June 30, 2009, 2008 and for the period from May 2, 2008 (Inception) through June 30, 2009 was $38,350, $5,000 and $87,350 and resulted primarily from the Company’s sale of its common stock via a private placement memorandum during each respective period.  Additionally, during June 2009, CDD received $3,000 from an investor for the purchase of 10,000 shares of common stock, however the stock was not issued until July 2009.

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

(b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Through May 11, 2009, the Company had sold a total of 186,667 shares of its common stock for $28,000 in a private offering to accredited investors pursuant Rule 506 of the Securities Act of 1933.  Proceeds from the sale of the common stock is being utilized for the development and marketing of HomeDataGuard.

During June 2009, the Company sold 10,000 shares of its common stock for $3,000 through a private placement memorandum however the stock was not granted until July 2009.  The stock is restricted under Rule 144 of the Securities Act of 1933.

ITEM 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref. No.	Title of Document
31.1	Certification of the Principal Executive
Officer/ Principal Financial Officer pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer/
Principal Financial Officer pursuant to U.S.C.
Section 1350 as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRITICAL DIGITAL DATA, INC.

Date: August 17, 2009	By:	/s/ Dina Moskowitz
Dina Moskowitz Chief Executive Officer/Chief Financial Officer