Form 10-K
period 2009-09-30
Critical Digital Data, Inc.
filed 2009-12-29
CIK 1451565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 333-156057

CRITICAL DIGITAL DATA, INC.
(Name of small business issuer in its charter)

Nevada	80-0189455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7770 Regents Road, Suite 113-129, San Diego, CA 92122
 (Address of principal executive offices)

858-518-0447
 (Registrant’s telephone number; including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:
Common Stock, Par Value $0.001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☒    No ☐

The number of shares outstanding of the registrant’s Common Stock as of December 29, 2009 was 4,377,000.

Documents incorporated by reference - None

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

FORWARD LOOKING STATEMENTS

Information in this report contains “forward looking statements” which may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

PART I

ITEM 1.               DESCRIPTION OF BUSINESS

Unless otherwise noted, the terms "Critical Digital Data”, “CDD", the "Company", "we", "us", and "our" refer to the ongoing business operations of Critical Digital Data, Inc.

Overview
Critical Digital Data, Inc. is a Nevada Corporation (the “Company” or “CDD”) incorporated on May 2, 2008, with its principal place of business in San Diego, California.  CDD is a development stage company that intends to develop, launch and operate an online data storage service (“HomeDataGuard Personal Digital Vault Application,” or “Digital Vault”) specifically for data preservation and disaster recovery. The DigitalVault will enable subscribers to create a “back-up” copy of their most critical documents and electronic personal data, in an off-site secure location.  We intend to operate the business of CDD under the service and brand name “HomeDataGuard” (sometimes herein referred to as “HDG”). HDG will provide:

1)	Secure online digital storage (back-up) and reproduction services via www.HomeDataGuard.com and as private labeled versions of HomeDataGuard Personal Digital Vault Application, and;

2)
Access to independent service providers, “HomeDataPros®”, trained by us to provide confidential, efficient assistance in the conversion of customers’ printed documents to digital documents and assist in the account set-up for a secure HomeDataGuard Online File Cabinet.

Upon incorporation, CDD authorized 100,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001.  On November 15, 2008, the Company’s Board of Directors approved a recapitalization (the “Recapitalization”) of the Company whereby each shareholder of record on October 31, 2008 was granted an additional nine shares of common stock for each share owned.  As a result, the number and value of shares of common stock outstanding were increased and additional paid in capital was decreased to reflect a change in the market price from $1.00 per share to $0.10 per share. Share and per share amounts reflected throughout the financial statements and notes thereto have been retroactively restated for the Recapitalization.

From May 2008 through November 2008, the Company privately sold, to accredited investors, 560,000 shares of common stock (the “PPM Shares”) at $.10 per share, resulting in an increase in capital of $56,000.  On December 10, 2008, CDD filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) in order to register the PPM Shares. The Registration Statement was declared "Effective" by the SEC on December 22, 2008.

In addition to 70,000 shares sold and registered with the S-1 Registration Statement, during the year ended September 30, 2009, the Company sold 263,667 shares of its common stock for $51,100 through two private offerings to accredited investors pursuant to Rule 506 of the Securities Act of 1933 at prices of $0.15 per share and $0.30 share.

We are a development stage business and have had no revenue since our formation.  As of mid June, 2009, the HomeDataGuard.com website has been live and the HomeDataGuard Digital Vault Application is undergoing user testing.  Our common stock has been accepted for trading on the OTC Bulletin Board under the symbol "CDIX".  However, there are currently no "market makers" making a market for our common stock.

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

Subscribers will be able to select an annual or monthly payment subscription plan, for access to their four drawer file cabinet (the “Basic” HomeDataGuard Personal Digital Vault Application.)  A subscriber can obtain, automatically, as much additional digital storage space as they need beyond the initial 4 gigabytes provided, and will be charged for each additional incremental gigabyte of space used on a monthly basis.

Data Access and Maintenance
Once a digital copy is uploaded to a Subscriber’s personal file cabinet, it is easily accessible to that Subscriber anytime from any hardware device that can access the Internet and download that file from HomeDataGuard.   Only that Subscriber will have access, unless he/she provides the username and password information directly to another party.

Data Storage Functionality & Encryption
Data storage space is currently leased from Amazon Web Services. In the future, CDD may select other storage and hosting providers that meet HomeDataGuard’s system’s requirements.    All files uploaded to HomeDataGuard by its subscribers are always immediately and automatically encrypted before they are stored on our servers.

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

Market for Private Labeling the HomeDataGuard Personal Digital Vault Application
We anticipate that there will be an interest by other companies to private label the HomeDataGuard Personal Digital Vault Application and have been pursuing business development initiatives to seek out such relationships.

On November 18, 2009, the Company entered into a one year contract with a company who intends to private label the HomeDataGuard Online File Cabinet.  The company intends to offer consumers a bundled product offering providing several identity theft and fraud protection services, including the secure online document storage provided by CDD.

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

Intellectual Property
We rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. HomeDataGuard™ and HomeDataPro® are not registered trademarks as of the date of this Annual Report. An application to register HomeDataPro® as a service mark was submitted to the U.S. Patent & Trademark Office, as well as a follow-up Response to Office Action statement, and is expected to be granted within the next three to six months. The owners of the filed service mark are our co-founders, Dina Moskowitz & Marc Zimmerman who have agreed to assign the service mark to us.

In September 2008 the company submitted a copyright application to the U.S. Copyright Office for the HomeDataGuard.com Personal Digital Vault Application.  We have received confirmation that the copyright has been granted effective November 19, 2008.

We also rely on copyright laws to protect copy on our web site and all marketing materials. We have registered at least 30 Internet domain names related to our business in order to protect our proprietary interests. From time to time, we may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business, our brand and reputation, or our ability to compete. Also, protecting our intellectual property rights could be costly and time consuming.

On February 2, 2009, the Company entered into a licensing agreement with a third party software development firm for a non-exclusive, perpetual and non-sublicensible right to use  certain proprietary software code for the Digital Vault application and HomeDataGuard website.

Subsequent to the Company’s fiscal year end September 30, 1009, on November 18, 2009,  the Company entered into a one year contract with a company who intends to private label the HomeDataGuard Online File Cabinet.  The company intends to offer consumers a bundled product offering providing several  identity theft and fraud protection services, including the secure online document storage provided by CDD.

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

Public Information
You may obtain a wide variety of information regarding our data storage service on our internet website at www.homedataguard.com.  We make available via the Securities and Exchange Commission internet website ((http://www.sec.gov)  all filings made by us under the Securities Exchange Act of 1934, including Forms 10-K and 10-Q and related amendments and our proxy statements.   All such filings are available free of charge.  The information on the website listed above is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document.

ITEM 1A.             RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial may also impair the Company’s business operations. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected, the value of the Company common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO THE BUSINESS AND FINANCIAL CONDITION

We have had operating losses since formation and expect to continue to incur net losses for the near term.
We commenced business in April 2008 and have only recently commenced selling our product.  Accordingly, we have a limited operating history.  As of September 30, 2009, we had a deficit accumulated during the development stage of $111,245.  We have reported net losses of $101,290 and $9,955 for the periods ended December September 30, 2009 and 2008, respectively.  We have generated no sales to date.  Unless our sales increase substantially in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve profitability.  In order to achieve profitable operations we need to significantly increase our revenues from the sales of subscriptions.   We cannot be certain that our business will ever be successful or that we will generate significant revenues and become profitable.

Investors may lose their entire investment if we fail to reach profitability.
We commenced business in April 2008. We have no demonstrable operations record from which you can evaluate the business. Our annual report must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. We cannot guarantee that we will be successful in accomplishing our objectives. To date, we have operated at a loss and may continue to operate at a loss in the foreseeable future. Investors should therefore be aware that they may lose their entire investment in the Company.

Our business model is unproven, and we cannot guarantee our future success.
HomeDataGuard is a new and unproven business model. The success of our business model depends on our ability to achieve high volumes of subscription enrollment in order to offset the costs associated with our projected marketing and advertising expenses, as well as discounts and overhead. If we are unable to efficiently acquire subscribers, the results of operations would be adversely affected.  Further, as a strategic response to an aggressive competitive environment to provide online data storage, we may elect from time to time to make pricing, service, hiring and marketing decisions that could increase our expenses, affect our revenues and impact our financial results. Moreover, because our expense levels in any given quarter are based, in part, on management’s expectations regarding future revenues, if revenues are below expectations, the effect on our operating results may be magnified by our inability to adjust spending in a timely manner to compensate for a shortfall in revenues. The extent to which expenses are not subsequently followed by increased revenues would harm our operating results and could seriously impair our business.

Limited protection of Intellectual Property.

HomeDataGuard™  is not a registered trademark as of the date of this Annual Report.

On April 21, 2009, the service mark HOMEDATAPRO was registered as number 3609761 with the U.S. Patent & Trademark Office. The owners of the filed service mark are our co-founders, Dina Moskowitz and Marc Zimmerman, who have agreed to assign the service mark to us.

There can be no assurance that we will be able to adequately protect our trade secrets. In the event competitors independently develop or otherwise obtain access to our know-how, concepts or trade secrets, we may be adversely affected.

We rely on increasing consumer acceptance of Internet-enabled data storage services.
Historically there has been a general initial response of reluctance by consumers to trust online businesses with their personal information. To attract subscribers and private label partners we will have to overcome this reluctance. If we do not, our business will be adversely affected.

Our ability to grow our business depends in part on a strong brand identity.
Establishing and maintaining brand identity and brand loyalty will be critical to attracting new subscribers and service provider members. In order to attract and retain subscribers and members, and respond to competitive pressures, we expect to expend resources to maintain and enhance our brand in the future. In addition, maintaining our brand will depend on our ability to provide a high-quality consumer experience and high quality service, which we may not do successfully. If we are unable to maintain and enhance our brand, our ability to attract new clients or successfully expand our operations will be harmed.

Laws and regulations
Many new state and federal laws and regulations are being contemplated and enacted relative to privacy issues in general and the care and handling of personal information in particular. In reaction to publicized incidents in which electronically stored information has been lost, illegally accessed or stolen, many states have adopted breach of data security statutes and regulations that require notification to consumers if the security of their personal information, such as social security numbers, is breached. In addition, the United States Congress is considering several bills that are intended to address data security, including by requiring notification to affected persons of breaches of data security.

Competition
We have numerous direct, indirect and partial competitors, most of which have valuable industry relationships and access to greater resources than we do. In addition, we will compete with our potential customers’ pre-existing internal information protection and storage services methods. There is no assurance that consumer households or service providers will begin to use an outside service such as HomeDataGuard for their future information protection and storage services. While we believe that we will offer a unique product offering toward a niche sector within the online data storage space, there can be no assurance that consumers will regard our concept as sufficiently distinguishable from competitors and that our concept will not be introduced by our competitors.

Security breaches
Our failure to protect our customers’ confidential information against security breaches could damage our reputation, harm our business and adversely impact our results of operations.

Reliance upon third party providers
Development Team: We have contracted with a team of freelance qualified software developers with specialties in online storage, flash design, database design and website design in order to develop the HomeDataGuard.com site. Should any one of the developers be unable to execute their portion of the development effort, the launch of the site could be delayed until a replacement is found.

Back-End Storage & Functionality: As part of the CDD business plan, we will be reliant on the leasing of storage space, hosting services and bandwidth from third party vendors. While such vendors are considered well-respected industry leaders for leasing such services, there can be no assurance that their systems will not experience periodic problems, security breaches, or other unforeseen difficulties that could adversely affect our business operations. While there are many competitors available to transfer the various services over to if faced with operational difficulties, there can be no assurances that CDD would be able to affect those transfers seamlessly without impacting customer accounts and retain on-demand access to customer data during that period of transference.

We have no operating history on which to evaluate our potential for future success.  This makes it difficult to evaluate our future prospects and the risk of success or failure of our business.
We began our operations in 2008 and your evaluation of our business and prospects will be based on our limited operating history. Consequently, our short history and results of operations may not give you an accurate indication of our future results of operations or prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a highly competitive market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

As we grow our business, we there can be no assurance that our business strategy will  be successful or that our revenues will ever increase sufficiently to achieve and maintain profitability on a quarterly or annual basis.

In order to execute our business plan, we will need to raise additional capital. If we are unable to raise additional capital, we may not be able to achieve our business plan and you could lose your investment.
We need to raise additional funds through public or private debt or equity financings as well as obtain credit from vendors to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute your ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds or credit from our vendors, we will be unable to execute our business plan and you could lose your investment.

We depend heavily on our management team and the loss of any or all of the members of such management team could materially adversely affect our business, results of operations and our financial condition.
Our success depends, to a significant extent, upon the efforts, the abilities and the business experience of Dina Moskowitz, our Chief Executive Officer and Marc Zimmerman, our President. Loss of the services of either of these executives could materially adversely affect our business, results of operations and financial condition, and could cause us to fail to successfully implement our business plan.

Internet system failures or viruses could seriously impact our operations and cause customers to seek other solutions.
The need to securely transmit all confidential information in a timely fashion will be critical to our potential clients. Any computer virus that is spread over the Internet could disable or damage our system or delay our ability to transmit or receive correspondence and/or files between clients and CDD. Additionally, any breach of confidentiality or even perceived compromise of integrity of computer information could cause credibility problems with our clients. Any system failure that causes interruption in our operations could impact our ability to maintain customers. Failures in the telecommunications network on which we rely would result in customers’ receiving no or diminished service.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential stockholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming.  We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which may reduce our stock price.

RISKS RELATED TO COMMON STOCK

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.
There is no established public trading market for our securities. Hence, there is no central place, such as a stock exchange or electronic trading system, to resell your common stock.  If you want to resell your shares, you will have to locate a buyer and negotiate your own sale.  It is our plan to utilize a market maker who will apply to have our common stock quoted on the Over the Counter Bulletin Board in the United States.  Our shares are not and have not been listed or quoted on any exchange or quotation system although we have been assigned a trading symbol by FINRA and have been accepted for trading on the OTC Bulletin Board. We have applied to become eligible for electronic trading and trading of our stock may commence, if we become "DTC Eligible".  There can be no assurance that a regular trading market will develop or that if developed, will be sustained.  In the absence of a trading market, an investor will be unable to liquidate his investment except by private sale.

Failure to develop or maintain a trading market could negatively affect its value and make it difficult or impossible for you to sell your shares. Even if a market for common stock does develop, the market price of common stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Fluctuations in operating results could adversely affect the market price of our common stock.
Because our revenues and costs may fluctuate significantly, investors should not rely on quarter-to-quarter comparisons of our results of operations or the pro forma financial information as an indication of future performance. It is possible that, in future periods, results of operations will differ from the estimates of public market analysts and investors. Such a discrepancy could cause the market price of our common stock to decline significantly.

Prospective investors not independently represented
Legal counsel to the Company does not act as counsel to any prospective investors in connection with this Offering. Each prospective investor is encouraged to consult with his or her own legal counsel, accountant or other professional prior to subscribing to Shares.

Should our stock become listed on the OTC Bulletin Board, if we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities in the secondary market.
Companies trading on the Over the Counter Bulletin Board,  must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  As a result, when and if our shares are listed for trading, the market liquidity for our shares could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.  In addition, we may be unable to get relisted on the OTC Bulletin Board, which may have an adverse material effect on the Company.

We do not expect to pay dividends in the future; any return on investment may be limited to the value of our common stock.
We do not currently anticipate paying cash dividends in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant.  Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts.  There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Authorization of preferred stock.
Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our    authorized preferred stock, there can be no assurance that the Company will not do so in the future.

The Shares are an illiquid investment and transferability of the Shares is subject to significant restriction.
There are substantial restrictions on the transfer of the Shares. Therefore, the purchase of the Shares must be considered a long-term investment acceptable only for prospective investors who are willing and can afford to accept and bear the substantial risk of the investment for an indefinite period of time.  There is not a public market for the resale of the Shares.  A prospective investor, therefore, may not be able to liquidate its investment, even in the event of an emergency, and Shares may not be acceptable as collateral for a loan.

Our shares are subject to the U.S. “Penny Stock” Rules and investors who purchase our shares may have difficulty re-selling their shares as the liquidity of the market for our shares may be adversely affected by the impact of the “Penny Stock” Rules.
Our stock is subject to U.S. “Penny Stock” rules, which may make the stock more difficult to trade on the open market. Our common shares are not currently traded on the OTCBB, but it is the Company’s plan that the common shares be quoted on the OTCBB. A “penny stock” is generally defined by regulations of the U.S. Securities and Exchange Commission (“SEC”) as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US$5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i) the equity security is listed on NASDAQ or a national securities exchange;
(ii) the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US$5,000,000, or (b) average annual revenue of at least US$6,000,000; or
(iii) the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least US$2,000,000.

Our common stock does not currently fit into any of the above exceptions.

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock will be subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share. Since our common stock is currently deemed penny stock regulations, it may tend to reduce market liquidity of our common stock, because they limit the broker/dealers’ ability to trade, and a purchaser’s ability to sell, the stock in the secondary market.

The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker’s commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, the Company’s shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.               DESCRIPTION OF PROPERTIES

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

ITEM 3.               LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.  We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.               MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

To our knowledge, there has been no trading in our common stock.

Record Holders.

As of December 14, 2009, an aggregate of 4,377,000 shares of our common stock were issued and outstanding and were owned by approximately 42 holders of record.  The foregoing number of record holders does not include any persons who hold their stock in “street name.”

Recent Sales of Unregistered Securities.

On February 2, 2009, the Company entered into a licensing agreement with a third party software development firm for a non-exclusive, perpetual and non-sublicensible right to use  certain proprietary software code for the Digital Vault application and HomeDataGuard website.   As compensation for this license, CDD has issued to this firm a warrant to purchase from CDD up to 133,333 fully paid and non-sublicensable shares of the Company's Common Stock, pursuant to Regulation D.  The exercise price for each Warrant Share is $ .15 per share, and the warrant shall be exercisable on or before January 22, 2019.

During the year ended September 30, 2009, the Company sold 263,667 shares of its common stock for $51,100 through two private offerings to accredited investors pursuant to Rule 506 of the Securities Act of 1933 at prices of $0.15 per share and $0.30 per share. During October 2009, an additional 53,333 shares of common stock were sold, valued at $16,000.  All 317,000 shares are restricted under Rule 144 of the Securities Act of 1933.   Proceeds from the sale of the common stock are being utilized for the development and marketing of HomeDataGuard and HomeDataGuard Personal Digital Vault Application private label partnership opportunities.

Re-Purchase of Equity Securities.

None

Dividends.

None.

Securities Authorized for Issuance Under Equity Compensation Plans.

On March 11, 2009 we adopted the 2009 Stock Incentive Plan pursuant to which we are authorized to grant stock options to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code, as amended, non-qualified options and stock appreciation rights to our employees, officers, directors and consultants.  The Company is authorized to grant options to purchase up to 1,000,000 shares of common stock under the Plan which as of December 14, 2009, options to purchase 748,500 shares of common stock remained available for future grant.  The Company intends that any grant, award or other acquisition of the Company’s securities pursuant to the Plan to any officer and/or director of the Company shall be exempt from Section 16(b) of the Securities Exchange Act of 1934, as amended. No participant may be granted ISOs under the Plan that would result in ISOs to purchase shares of Common Stock with an aggregate fair market value (measured on the Date of Grant) of more than $100,000 first becoming exercisable by such Participant in any one calendar year.  The 2009 Plan shall be administered by a committee of the Board of Directors (the “Committee”).  The Committee shall have exclusive and final authority in each determination, interpretation or other action affecting the Plan and its participants.

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	251,500	$0.20	748,500
Equity compensation plans not approved by security holders	—	—	—
Total	251,500	$0.20	748,500

ITEM 6.               SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

This section of the Annual Report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operation

We intend to develop, launch and operate the Digital Vault Application specifically for data preservation and disaster recovery. The DigitalVault will enable subscribers to create a “back-up” copy of their most critical documents and electronic personal data, in an off-site secure location.  CDD's financial model will be based on the recurring nature of a subscription revenue model, from both direct-to-consumer subscriptions on www.HomeDataGuard.com, as well as from wholesale subscriptions through private label partnerships.  It is anticipated that direct-to-consumer customers will subscribe for an annual or monthly license, and private label partners will purchase wholesale subscriptions in bulk, payable monthly.  Additionally, a la carte services provided by HomeDataPros will be charged for the service provided and will be priced based upon time and materials.

We anticipate that in our first few years of operations we will direct most of our marketing and business development efforts towards fire-prone regions and earthquake-prone regions in California and toward private label partnership opportunities. We may also roll out into Florida and Louisiana, focusing on the hurricane and flood-prone regions.  We will initially do our best to leverage the media and form partnership relationships with trusted advisors who maintain original critical documents for their clients (i.e., certified public accountants, real estate agents, family law practitioners, financial planners, etc.).

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

Revenues

For the period from May 2, 2008 (Inception) through September 30, 2009, CDD recognized no revenues.  We are still a development stage company and do not expect to begin generating revenues until we begin offering our product and services.

Operating Expenses – For the year ended September 30, 2009

Total operating expenses for the year ended September 30, 2009 totaled $98,973, and consisted primarily of the following:

•
Stock based compensation expense was $15,617 for fiscal year 2009.  On March 11, 2009, the Company adopted its 2009 Stock Incentive Plan in which we are authorized to grant stock options and stock appreciation rights to our employees, officers, directors and consultants.  In conjunction with the Plan, we granted options to purchase a total of 201,500 shares of common stock.  The options were valued at $18,069 using the Black-Scholes option pricing model.

•
In January 2009, we issued warrants to purchase 133,333 shares of CDD common stock at $0.015 per share to a third party software development firm in exchange for a Licensing Agreement  providing CDD the right to use for internal purposes certain software developed by the software development firm.  The warrant is exercisable at any time on or before January 22, 2019 and may be exercisable in either cash or through the receipt of shares equal to the value of the warrant as defined in the Licensing Agreement.  The fair value of the 133,333 warrants was estimated to be approximately $19,000 and is expensed as software licensing costs during fiscal year 2009.

•
Professional fees, excluding those recognized in relation to the 2009 Stock Incentive Plan, totaled approximately $22,000 and relate primarily to accounting fees incurred in preparation of the Company’s Form 10-Q for the first, second quarters and third quarters as well as public relations fees incurred in preparation of the Company’s launch of its product.

•	Marketing fees for fiscal year 2009 totaled approximately $7,000. Such costs were primarily attributable to the Company’s pre-launch of its HomeDataGuard product.
•	Incorporation and filing fees totaled approximately $3,000 for fiscal year 2009 and related primarily to quarterly reports filed with the SEC.
•
Various general and administrative fees consisting primarily of the monthly liability insurance, depreciation, internet and web design services, printing and office expenses totaled approximately $32,000 for fiscal year 2009.

Operating Expenses – For the Period from May 2, 2008 (Inception) through September 30, 2008

Total operating expenses for the period from May 2, 2008 (Inception) through September 30, 2008 totaled $8,467 and consisted primarily of the following:

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

Other Expenses

During fiscal years 2009 and 2008, the Company incurred $1,517 and $688, respectively of other expenses resulting from interest incurred on a note payable to a related entity (the “Note Payable”).  The Note Payable resulted from funds paid on behalf of CDD by an entity controlled by the Chief Executive Officer and President of CDD (the “Related Entity”) to assist in the development of the Digital Vault.  The principle balance of the Note Payable is $15,172, bears interest at 10% per annum and matures on September 30, 2010.  Additionally, the Company incurred $800 in both fiscal year 2009 and 2008 related to the California state minimum tax imposed on corporations.

Net Loss

During fiscal years 2009 and 2008 the Company incurred a net loss of $101,290 and $9,955 respectively, due primarily to operating expenses as described above.

Capital Resources and Liquidity

 Net cash used in operating activities was $54,526 and $4,414 for fiscal year 2009 and for the period from May 2, 2008 (Inception) through September 30, 2008, respectively and is primarily attributable to the payment of marketing and professional fees, liability insurance and office expenses.  CDD incurred vendor payables primarily for public relations, marketing and legal fees at September 30, 2009.  The result was an increase in net cash provided by operating activities of approximately $6,000 for said period.

Net cash used in investing activities was $30,020 and $9,129 for fiscal year 2009 and for the period from May 2, 2008 (Inception) through September 30, 2008, respectively, resulting from the development of the DigitalVault.

Net cash provided by financing activities during fiscal year 2009 and for the period from May 2, 2008 (Inception) through September 30, 2008 was $58,450 and $49,000, respectively and resulted primarily from the Company’s sale of its common stock via private placement memorandums during each respective period.

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

Inflation and changing prices have had no effect on our net sales and revenues or on our income from continuing operations over our two most recent fiscal years.

Critical Accounting Policies and Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

We have identified the following critical accounting policies that are most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following is a review of the more critical accounting policies and methods used by us:

Basis of presentation - Going concern

No assurance can be given that a market for the CDD product will develop, or that customers will be willing to pay for the CDD product.  For the year ended September 30, 2009, the Company incurred net losses totaling $101,290; had net cash used in operating activities totaling $54,526; and had an accumulated deficit of $111,245 as of September 30, 2009.  If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon the ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and the ability to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has paid for the development of the Digital Vault through the borrowing of funds from an entity controlled by the major shareholders of CDD  as well as through the sale of shares of its own common stock.  There can be no assurance that the Related Entity will be able to continue to loan funds to CDD in the future.  Additionally, while the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company’s equity instruments will be sufficient to meet its capital needs.

Management believes that the actions presently being taken to obtain additional funding and market the Digital Vault will be sufficient to enable the Company to continue as a going concern.

Development Stage Company

The Company’s financial statements are presented as those of a development stage enterprise.  Activities during the development stage primarily include the creation of a business plan and the development and marketing of the Digital Vault.

Fair Value Estimates

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

Revenue recognition

Upon the generation of revenue, the Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.  Subscription revenues shall be recognized over the period benefited. Deferred revenues shall be recorded when cash has been collected, however the related service has not yet been provided.

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Website in development

The Company accounts for the development of its website and Digital Vault under the guidance of FASB ASC No. 350 “Intangibles-Goodwill & Other”.  Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated two year life of the asset.  For the year ended September 30, 2009 and period ended September 30, 2008, the Company paid $30,020 and $22,929, respectively to develop its website and charged $8,471 and $0, respectively, to amortization expense.

 Income taxes

The Company follows FASB ASC No. 740, “Income Taxes”.  Under ASC No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance can be provided for a net deferred tax asset, due to uncertainty of realization.

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2009 and 2008.

Stock-based Compensation

Stock based compensation expense is recorded in accordance with FASB ASC Nos. 718 and 505 for stock and stock options awarded in return for goods and services received. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

Recently Issued Accounting Pronouncements

 In June 2009, the FASB issued guidance related to the FASB Accounting Standards Codification ("ASC"). Effective for interim and annual financial periods ending after September 15, 2009, the ASC has become the source of authoritative generally accepted accounting principles in the United States and supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC has become non-authoritative. This new guidance affected the way in which the Company references and reports accounting and reporting standards beginning with these financial statements.

In June 2009, the FASB issued guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not expect the guidance to have a material impact on its financial statements.

Also during June 2009, the FASB issued guidance regarding financial reporting by enterprises involved with variable interest entities.  This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect the guidance to have a material impact on its financial statements.

In May 2009, the FASB issued guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This new guidance was effective for the Company in 2009 and, consistent with its prior practice, the Company evaluated all subsequent events that occurred through the time these financial statements were filed with the SEC on December 14, 2009.

In April 2009, the FASB issued disclosure guidance about fair value of financial instruments in interim financial statements. This was effective for the Company in 2009 but had no impact on the financial statements.

In March 2008, the FASB issued new disclosure requirements regarding derivative instruments and hedging activities. Entities must now provide enhanced disclosures on an interim and annual basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for, and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. Pursuant to the transition provisions, the Company adopted these new requirements on January 1, 2009. The adoption of this standard had no impact on our financial statements.

In December 2007, the FASB issued an update to business combination accounting. The new pronouncement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. This update significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under the new guidelines, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period could impact income tax expense. The provisions of this standard will apply to any acquisitions we complete after October 1, 2009.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on F-1, are incorporated herein and made a part hereof.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, and for assessing the effectiveness of internal control over financial reporting.

Internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on our financial statements.

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).    Based on that evaluation, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Our directors and executive officers will manage our business.    The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each, as of  December 14, 2009. The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director will serve until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

Name	Age	Position
Dina M. Moskowitz	43	Chief Executive Officer and Director

Marc Zimmerman	42	President and Director

Management

Dina M. Moskowitz, Chief Executive Officer
Dina Moskowitz, age 43, has been the CEO and a director since the inception of the Company.  From 2006 through November 15, 2009, she had been President of PineappleHut, Inc. a San Diego-based real estate and mortgage brokerage. She is also founder and past principal of Corporate Business Plan Associates, a firm which has been providing custom business plan services for more than fifteen years. She earned her B.S. Economics degree in Finance from the Wharton School of Business, University of Pennsylvania. She is a licensed real estate agent with the California Department of Real Estate and is a licensed REALTOR®. As well she has been providing mortgage brokering services from 2003 to 2008, first as a loan consultant with 1st Financial, Inc., followed by PineappleHut, Inc. Dina serves as Trustee on the Board, Chief Financial Officer and member of the Strategic Planning Committee for San Diego Hebrew Homes (dba Seacrest Village Retirement Communities).

Marc Zimmerman, President
Marc Zimmerman, age 42, has been the President and a director since the inception of the Company.   He is Chief Executive Officer and Co-Founder and Broker of Record of PineappleHut, Inc. He has worked in the real estate business for the past 16 years, serving serving as a mortgage broker and a real estate agent.. From 2002 to 2006 he was President and CEO of 1st Financial Inc., a mortgage brokerage business. He is registered as a licensed broker with the California Department of Real Estate, is a licensed REALTOR® with membership in the National Association of Realtors, California Association of Realtors and San Diego Association of Realtors. Marc attended the Berkeley School of Music in Boston and is a highly accomplished keyboardist/pianist/bass player.

Family Relationships

There are no family relationships among the Company’s directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Compliance with Section 16(a) of the Exchange Act.

Under the Securities Exchange Act of 1934, as amended, our directors, certain officers, and any persons holding more than 10% of any class of our equity securities are required to report their ownership of our equity securities and any changes in that ownership to the Securities and Exchange Commission and any exchange or quotation system on which our securities are listed or quoted.  Specific due dates for these reports have been established and we are required to report any failure to file such reports on a timely basis.  Based solely on a review of copies of reports filed with the SEC, we believe that all persons required to file such reports complied with the filing requirements applicable to them for the fiscal year ended September 30, 2009.

ITEM 11.           EXECUTIVE COMPENSATION

Executive Compensation
Our executive officers have not received any compensation since the date of our incorporation, and we did not accrue any compensation.

Audit Committee
Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and plan to seek potential independent directors. In connection with our search, we plan to appoint an individual qualified as an audit committee financial expert.

Directors’ Compensation
The Company’s directors currently serve without cash compensation

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of  December 14, 2009, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of December 14, 2009, there were 4,377,000 shares of our common stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of December 14, 2009 by each of our individual directors and executive officers, by our nominee directors and executive officers and by all our current directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock
Dina M. Moskowitz	1,750,000	40.0%
Marc Zimmerman	1,750,000	40.0%
The Borg Trust(2)	250,000	5.7%
Officers and Directors as a group	3,500,000	80.0%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of December 14, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of shares of common stock outstanding on December 14, 2009, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of December 14, 2009.

(2)	Ian Mausner has investment and voting power over the shares registered in the name of The Borg Trust.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In order to develop the Company’s Digital Vault and begin marketing of the Company, PineappleHut Realty, Inc., a company that is owned by the founders of CDD, made payments to various consultants on behalf of CDD in the amount of $15,172.  Subsequently, CDD entered into a note payable agreement with PineappleHut Realty, Inc. evidencing the amount of the funds that had been paid to date (the “Note Payable”).  The Note Payable bears interest at 10% per annum and is due on September 30, 2010.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that were paid or accrued by us for audit and other services provided by our auditors for the 2008 and 2009 fiscal years.

	2008	2009
Audit Fees (1)	$4,000	$6,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees	-	-
Total	$4,000	$6,000

(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2008 and 2009 fiscal years.

(2)
Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	Our auditors do not provide us with tax compliance, tax advice or tax planning services.

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accounts, as well as the fees charged for such services.  In its review of non-audit service fees and its appointment of Hawkins Accounting Inc. as the Company’s independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1.   The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

EXHIBIT INDEX

Exhibit Number	Description
23.2	Consent of Critical Digital Data, Inc.’s Auditors*
31.1	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Principal Executive Officer/Principal Financial Officer pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act*

*  Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Critical Digital Data, Inc. (Registrant)

Date: December 29, 2009	By:	/s/ Dina M. Moskowitz
Dina M. Moskowitz Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dina M. Moskowitz	Chief Executive Officer, Chief Financial Officer	December 29, 2009
Dina M. Moskowitz	and Treasurer, (Principal Executive Officer)

/s/ Marc Zimmerman	President and Secretary	December 29, 2009
Marc Zimmerman	(Principal Accounting Officer)

Critical Digital Data, Inc.
(A Development Stage Company)
September 30, 2009

INDEX TO FINANCIAL STATEMENTS

Contents	Page(s)
Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at September 30, 2009 and 2008	F-2

Statements of Operations for the Year ended September 30, 2009, the Period from May 2, 2008 (Inception) through September 30, 2008 and the Period from May 2, 2008 (Inception) through September 30, 2009
F-3

Statement of Stockholders’ Equity for the Period from May 2, 2008 (Inception) through September 30, 2009	F-4

Statement of Cash Flows for the Year ended September 30, 2009, the Period from May 2, 2008 (Inception) through September 30, 2008 and the Period from May 2, 2008 (Inception) through September 30, 2009	F-5

Notes to the Financial Statements	F-6 to F-13

Board of Directors
Critical Digital Data, Inc.
San Diego, California

Report of Independent Registered Public Accounting Firm

We have audited the balance sheet of Critical Digital Data, Inc. as of September 30, 2009 and 2008, the related statements of operations, stockholders’ equity and cash flows from the date of inception (May 2, 2008) through the year ended September 30, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the schedule of accounts receivable is free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the schedule of accounts receivable.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Critical Digital Data, Inc. as of September 30, 2009 and 2008, the results of operations and its cash flows from the date of inception (May 2, 2008) through the  year ended September 30, 2009 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ R.R. Hawkins & Associates International, PSC
December 14, 2009
Los Angeles, CA
Corporate Offices
5777 W. Century Blvd.  , Suite No. 1500
Los Angeles, CA 90045
T: 310.553.5707  F: 310.553.5337
www.rrhawkins.com

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	September 30, 2009	September 30, 2008
Current assets:
Cash	$9,361	$35,457
Prepaid assets	4,635	-
Total current assets	13,996	35,457
Website in development, net	44,478	22,929

Total assets	$58,474	$58,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$9,569	$2,909
Accounts payable and accrued expenses-related parties	2,930	1,260
Total current liabilities	12,498	4,169
Note payable - related party	15,172	15,172
Total liabilities	27,671	19,341

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 4,323,667 and 3,990,000 shares issued and
outstanding at September 30, 2009 and 2008, respectively	4,324	3,990
Additional paid-in capital	137,725	45,360
Founders' receivable	-	(350)
Deficit accumulated during development stage	(111,245)	(9,955)
Total stockholders’ equity	30,804	39,045

Total liabilities and stockholders’ equity	$58,474	$58,386

See accompanying notes to  financial statements

CRITICAL DIGITAL DATA, INC.
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2009	Period Ended September 30, 2008	Period from May 2, 2008 (inception) to September 30, 2009
Revenues	$-	-	$-

Operating expenses
Professional fees	37,701	4,000	41,701
Software licensing costs	18,982	-	18,982
Marketing	7,085	2,514	9,599
Corporate fees	2,749	-	2,749
General and administrative	32,456	1,953	34,409

Total operating expenses	98,973	8,467	107,440

Loss from operations	(98,973)	(8,467)	(107,440)

Taxes	800	800	1,600
Interest expense-related party	1,517	688	2,205

Net loss	$(101,290)	$(9,955)	$(111,245)

Weighted average number of common
shares outstanding - basic and fully diluted	4,182,215	3,766,304	3,965,617

Net loss per share - basic and fully diluted	$(0.03)	$(0.01)	$(0.03)

See accompanying notes to  financial statements

CRITICAL DIGITAL DATA
(A Development Stage Company)
Condensed Statement of Stockholders' Equity
For the period from May 2, 2008 (inception) through September 30, 2009

	Common Stock		Additional Paid-In	Accumulated Deficit During Development	Founders'
	Shares	Amount	Capital	Stage	Receivable	Total
Balance,
May 2, 2008	-	$-	$-	$-	$-	$-
Issuance of common stock for cash - May 2008	30,000	30	2,970	-	-	3,000
Issuance of common stock for cash - June 2008	20,000	20	1,980	-	-	2,000
Issuance of common stock for cash - July 2008	360,000	360	35,640	-	-	36,000
Issuance of common stock for cash - August 2008	50,000	50	4,950	-	-	5,000
Issuance of common stock for cash - September 2008	30,000	30	2,970	-	-	3,000
Issuance of founders' shares - May 2008	3,500,000	3,500	(3,150)	-	(350)	-
Net loss	-	-	-	(9,955)	-	(9,955)
Balance,
September 30, 2008	3,990,000	3,990	45,360	(9,955)	(350)	39,045
Issuance of common stock for cash - October 2008	40,000	40	3,960			4,000
Issuance of common stock for cash - November 2008	30,000	30	2,970			3,000
Issuance of common stock for cash - February 2009	186,667	187	27,813			28,000
Issuance of common stock for cash - July 2009	45,000	45	13,455			13,500
Issuance of common stock for cash - September 2009	32,000	32	9,568			9,600
Stock based compensation expense			15,617			15,617
Warrants issued in exchange for licensing agreement			18,982			18,982
Pay off of founders' receivable			-		350	350
Net loss				(101,290)		(101,290)
Balance,
September 30, 2009	4,323,667	$4,324	$137,725	$(111,245)	$-	$30,804

See accompanying notes to financial statements

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS

	Year Ended September 30, 2009	Period Ended September 30, 2008	May 2, 2008 (inception) to September 30, 2009
Cash flows from operating activities
Net loss	$(101,290)	$(9,955)	$(111,245)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	15,617	-	15,617
Depreciation	8,471	-	8,471
Software licensing costs	18,982	-	18,982
Changes in operating assets and liabilities
Prepaid assets	(4,635)	-	(4,635)
Accounts payable and accrued expenses	6,659	4,281	10,940
Accounts payable and accrued expenses-related parties	1,670	1,260	2,930

Net cash used in operating activities	(54,526)	(4,414)	(58,940)

Cash flows from investing activities
Purchase of website development	(30,020)	(9,129)	(39,149)

Net cash used in investing activities	(30,020)	(9,129)	(39,149)

Cash flows from financing activities
Proceeds from issuance of common stock	58,100	49,000	107,100
Payments on Founders' receivable	350	-	350

Net cash provided by financing activities	58,450	49,000	107,450

Net increase (decrease) in cash	(26,096)	35,457	9,361

Cash, beginning of period	35,457	-	-

Cash, end of period	$9,361	$35,457	$9,361

Supplemental disclosure of cash flow information:
Income taxes paid	$-		$-
Interest paid	$-		$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for founders' receivable	$-		$350
Issuance of note payable for development of website and marketing of Company	$-		$15,172

See accompanying notes to financial statements

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009

NOTE 1 - ORGANIZATION AND OPERATIONS

Critical Digital Data, Inc.  (“CDD” or the “Company”), a development stage company, was incorporated on May 2, 2008 under the laws of the State of Nevada with its principal place of business in San Diego, California. CDD is a development stage company that intends to develop, launch and operate an online data storage service (a “Digital Vault”) specifically for data preservation and disaster recovery. The Digital Vault enables subscribers to create a “back-up” copy of their most critical documents and electronic personal data, in an off-site secure location. We intend to operate the business of CDD under the service and brand name “Home Data Guard” (“HDG”). HDG will provide:

1)	Secure online digital storage (back-up) and reproduction services via www.HomeDataGuard.com, and;

2)	Access to service providers, “Home Data Pros”, who will assist HDG subscribers in backing up and copying subscribers’ personal data.

Upon incorporation, CDD authorized 100,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001.  On November 15, 2008, the Company’s Board of Directors approved a recapitalization (the “Recapitalization”) of the Company whereby each shareholder of record on October 31, 2008 was granted an additional nine shares of common stock for each share owned.  As a result, the number and value of shares of common stock outstanding were increased and additional paid in capital was decreased to reflect a change in the market price from $1.00 per share to $0.10 per share. Share and per share amounts reflected throughout the financial statements and notes thereto have been retroactively restated for the Recapitalization.

Activities during the development stage have consisted of developing the HomeDataGuard Personal Digital Vault Application and raising capital.

Between May 2008 and November 2008, the Company sold 560,000 shares of common stock (the “PP Shares”) resulting in an increase in capital of $56,000.

On December 10, 2008, CDD filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) to register the PP Shares. The Registration Statement was declared "Effective" by the SEC on December 22, 2008.

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009

NOTE 2 - GOING CONCERN

No assurance can be given that a market for the CDD product will develop, or that customers will be willing to pay for the CDD product.  For the year ended September 30, 2009, the Company incurred net losses totaling $101,290; had net cash used in operating activities totaling $54,526; and had an accumulated deficit of $111,245 as of September 30, 2009.  If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon the ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and the ability to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has paid for the development of the HomeDataGuard Personal Digital Vault Application through the borrowing of funds from an entity controlled by the major shareholders of CDD (See Note 4 – Related Party Transactions) as well as through the sale of shares of its own common stock (See Note 5-Stockholders’ Equity).  Additionally, while the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company’s equity instruments will be sufficient to meet its capital needs.

Management believes that the actions presently being taken to obtain additional funding and market the HomeDataGuard Personal Digital Vault Application will be sufficient to enable the Company to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company’s financial statements are presented as those of a development stage enterprise.  Activities during the development stage primarily include the creation of a business plan and the development and marketing of the HomeDataGuard Personal Digital Vault Application.

Fair Value Estimates

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

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009

Revenue recognition

Upon the generation of revenue, the Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.  Subscription revenues shall be recognized over the period benefited. Deferred revenues shall be recorded when cash has been collected, however the related service has not yet been provided.

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Website in development

The Company accounts for the development of its website and HomeDataGuard Personal Digital Vault Application under the guidance of FASB ASC No. 350 “Intangibles-Goodwill & Other”.  Costs incurred in the planning stage of a website are expensed while costs incurred in the development stage are capitalized and amortized over the estimated two year life of the asset.  For the year ended September 30, 2009 and period ended September 30, 2008, the Company paid $30,020 and $22,929, respectively to develop its website and charged $8,471 and $0, respectively, to amortization expense.

 Income taxes

The Company follows FASB ASC No. 740, “Income Taxes”.  Under ASC No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance can be provided for a net deferred tax asset, due to uncertainty of realization.

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2009 and 2008.

Stock-based Compensation

Stock based compensation expense is recorded in accordance with FASB ASC Nos. 718 and 505 for stock and stock options awarded in return for goods and services received. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued guidance related to the FASB Accounting Standards Codification ("ASC"). Effective for interim and annual financial periods ending after September 15, 2009, the ASC has become the source of authoritative generally accepted accounting principles in the United States and supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC has become non-authoritative. This new guidance affected the way in which the Company references and reports accounting and reporting standards beginning with these financial statements.

In June 2009, the FASB issued guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not expect the guidance to have a material impact on its financial statements.

Also during June 2009, the FASB issued guidance regarding financial reporting by enterprises involved with variable interest entities.  This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect the guidance to have a material impact on its financial statements.

In May 2009, the FASB issued guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This new guidance was effective for the Company in 2009 and, consistent with its prior practice, the Company evaluated all subsequent events that occurred through the time these financial statements were filed with the SEC on December 14, 2009.

In April 2009, the FASB issued disclosure guidance about fair value of financial instruments in interim financial statements. This was effective for the Company in 2009 but had no impact on the financial statements.

In March 2008, the FASB issued new disclosure requirements regarding derivative instruments and hedging activities. Entities must now provide enhanced disclosures on an interim and annual basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for, and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. Pursuant to the transition provisions, the Company adopted these new requirements on January 1, 2009. The adoption of this standard had no impact on our financial statements.

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009

In December 2007, the FASB issued an update to business combination accounting. The new pronouncement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. This update significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under the new guidelines, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period could impact income tax expense. The provisions of this standard will apply to any acquisitions we complete after October 1, 2009.

NOTE 4 – RELATED PARTY TRANSACTIONS

In order to develop the Company’s HomeDataGuard Personal Digital Vault Application and begin marketing of the Company, the Related Entity made payments to various consultants on behalf of CDD in the amount of $15,172.  Subsequently, CDD entered into a note payable agreement with the Related Entity evidencing the amount of the funds that had been paid to date (the “Note Payable”).  The Note Payable bears interest at 10% per annum and is due on September 30, 2010.  As of September 30, 2009, CDD had accrued interest totaling $2,205 related to the Note payable

The Company’s attorney is related to one of the founders of the Company and has billed CDD $572 for the reimbursement of filing fees relating to CDD’s incorporation in the state of Nevada as well as its registration to do business in the state of California.  Such expenses are recorded as General and administrative expenses and included in Accounts payable and accrued expenses – related party in the accompanying financial statements.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company was incorporated on May 2, 2008. The authorized shares of the Company consist of 100,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share.  Prior to December 1, 2008, the Company sold 560,000 shares of common stock valued at $56,000 through a private placement memorandum.  CDD filed a registration statement on Form S-1 with the SEC in order to register these shares. The Registration Statement was declared "Effective" by the SEC on December 22, 2008.  Additionally, during the period ended September 30, 2008, the two founders of CDD were each granted 1,750,000 shares of common stock, the purchase of which was evidenced by a Founders’ Receivable in the amount of $350.  The Founders’ Receivable was paid during fiscal year 2009.

Subsequent to the Form S-1 filing, the Company sold an additional 263,667 shares of common stock value at $51,100 via two separate private placement memorandums at prices of $.15 and $.30 per share. These shares are restricted under Rule 144 of the Securities Act of 1933.

As payment for a Licensing Agreement (“LA”) with a third party software development firm, on January 22, 2009 CDD issued a warrant to the software development firm to purchase up to 133,333 fully paid and non-assessable shares of CDD’s common stock at $0.015 per share.  The warrant shall be exercisable at any time on or before January 22, 2019 and may be exercisable in either cash or through the receipt of shares equal to the value of the warrant as defined in the LA.  The fair value of the 133,333 warrants was estimated to be approximately $19,000 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 70%, risk-free interest rate 2.9%, and expected life of 10 years and is expensed as Software Licensing Costs during the year ended September 30, 2009.

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009

NOTE 6–STOCK INCENTIVE PLAN

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

As of September 30, 2009, we have granted options to purchase a total of 201,500 shares of common stock under the Plan.  The options were granted to advisors and consultants for services rendered at a price equal to the fair market value of the common stock at the date of grant.  As permitted by the Plan, the Committee determined fair market value of the common stock at the date of grant based on a number of factors including the $0.15 per common share price that securities were sold to third party investors previously during fiscal year 2009.

The Company recognizes option expense ratably over the vesting periods.  For the year ended September 30, 2009, the Company recorded compensation expense related to options granted under the Plan of $15,617.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense was recorded net of estimated forfeitures for the year ended September 30, 2009 such that expense was recorded only for those stock-based awards that are expected to vest.

The fair value of option grants for the year ended September 30, 2009 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00
Risk-free interest rate	1.50-2.5%
Expected volatility	70-90%
Expected life (in years)	3

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

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009

Stock option activity under the Plan for the year ended September 30, 2009 is summarized as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at September 30, 2008	-	$-	-
Options granted	201,500	$0.17	2.82	$18,069
Options exercised	-	$-	-	-
Options cancelled/forfeited/ expired	-	$-	-	-
Outstanding at September 30, 2009	201,500	$0.17	2.82	$18,069

Vested and expected to vest at September 30, 2009 (1)	201,500	$0.17	2.82	$18,069
Exercisable at September 30, 2009	181,500	$0.16	2.76	$15,616

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

As of September 30, 2009, there was $2,452 of unrecognized compensation cost related to unvested stock options.  The Company intends to issue new shares to satisfy share option exercises.

NOTE 7 – INCOME TAXES

The Company incurred a loss of $111,245 for the period from May 2, 2008 (Inception) to September 30, 2009.  As of September 30, 2009, the Company has a net operating loss carry forward of $37,823 available to reduce future taxable income for federal and state income tax purposes. The Company established a full valuation allowance in accordance with the provision of ASC No. 740. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

No provision was made for federal income tax since the Company has net operating losses.  The provision for income taxes included in the accompanying financial statements consists of the state minimum tax imposed on corporations.

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On August 27, 2009, CDD entered into an agreement with a consultant to solicit corporate sponsorship and promotion for HomeDataGuard as well as to provide business development activities for private label partnership opportunities.  The agreement calls for the payment of a retainer of $2,000 upon the execution of the agreement followed by monthly retainer of $2,000 in months two and three of the contract for a total of $6,000 for the three month term of the agreement.  As of December 14, 2009 the retainer portion of the agreement had been paid in full.  The agreement also calls for various payments to be made in cash and/or options based on performance, the execution of various sponsorship and/or promotion transactions, and the consultant’s participation on CDD’s Strategic Advisory Board.  As of September 30, 2009, the consultant had also been granted options to purchase 15,000 shares of common stock at $0.30 per share.  The options vest 5,000 per month beginning September 30, 2009.  The agreement shall continue in force until terminated by either party with thirty days written notice.

On June 1, 2009, CDD entered into an agreement with a communications consultant to perform public relations and media relations services.  The agreement calls for payments of $1,500 in June 2009 and $2,000 per month thereafter.  The agreement shall continue in force until terminated by either party with thirty days written notice.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to September 30, 2009, CDD raised an additional $16,000 from the sale of 53,333 shares of common stock.  Such shares are restricted under Rule 144 of the Securities Act of 1933.

During October 2009, CDD granted a total of $50,000 options from the Plan.  The options vest with four months of the grant date, expire three years from the grant date, have exercise prices of $0.30 per option and are valued at approximately $8,707.

On October 5, 2009, one of the founders of CDD loaned the Company $3,500.  The loan is evidenced by a note payable bearing interest at 6% per annum and maturing on October 5, 2010.  During November 2009, CDD entered into a contract with a third party LLC (“LLC”) whereby CDD would provide a version of its online file cabinet to act as an integrated subsection of LLC’s website.  For each subscription of the file cabinet sold, CDD will receive a monthly licensing fee.  As an inducement for CDD to enter into the contract, LLC agreed to pay CDD $1,750 upon execution of the contract and will pay a monthly minimum of $1,750 upon launch of the online file cabinet until such date the subscriptions exceed 5,000.  The launch will commence within 60 days of execution of the agreement.

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were available to be issued, December 29, 2009.