Form 10-Q
period 2009-12-31
Critical Digital Data, Inc.
filed 2010-02-12
CIK 1451565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

As of February 11, 2010 the Company had 4,377,000 shares of $0.001 par value common stock issued and outstanding.

Indicate by check mark whether the Registrant is a large accelerated filer, an accredited filer, a non-accredited filer,(or a  smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer ☐    Accelerated filer ☐

Non-accredited filer ☐       Smaller reporting company ☒

CRITICAL DIGITAL DATA, INC.

TABLE OF CONTENTS

Page

Part I FINANCIAL INFORMATION

Item 1. Financial Statements:
Balance Sheets at December 31, 2009 (unaudited) and September 30, 2009 (audited)	4
Statements of Operations for the three months ended December 31, 2009 and 2008 and the period from May 2, 2008 (inception) to December 31, 2009 (unaudited)	5
Statements of Cash Flows for the three months ended December 31, 2009 and 2008 and the period from May 2, 2008 (inception) to September 31, 2009 (unaudited)	6
Notes to Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

Part II OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6. Exhibits	20

Signatures	20

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	December 31, 2009	September 30, 2009
	(Unaudited)	(Audited)
Current assets:
Cash	$7,814	$9,361
Prepaid assets	4,326	4,635
Total current assets	12,140	13,996

Website in development, net	44,318	44,478

Total assets	$56,458	$58,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$15,784	$9,568
Accounts payable and accrued expenses-related parties	3,243	2,930
Notes payable - related party	18,672	15,172
Total current liabilities	37,699	27,670

Total liabilities	37,699	27,670

Commitments

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 4,377,000 and 4,323,667 shares issued and outstanding at December 31, 2009 and September 30, 2009, respectively	4,377	4,324
Additional paid-in capital	166,572	137,725
Deficit accumulated during development stage	(152,190)	(111,245)

Total stockholders’ equity	18,759	30,804

Total liabilities and stockholders’ equity	$56,458	$58,474

See accompanying notes to financial statements

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31, 2009	Three months ended December 31, 2008	Period from May 2, 2008 (inception) to December 31, 2009

Revenues	$1,750	$-	$1,750

Operating expenses
Professional fees	20,985	975	59,258
Software licensing costs	-	-	18,982
Marketing	3,265	763	16,864
Corporate fees	5,628	901	8,512
General and administrative	12,351	1,581	46,053

Total operating expenses	42,229	4,220	149,669

Loss from operations	(40,479)	(4,220)	(147,919)

Taxes	-	-	1,600
Interest expense-related party	466	382	2,671

Net loss	$(40,945)	$(4,602)	$(152,190)

Weighted average number of common
shares outstanding - basic and fully diluted	4,369,464	4,038,478	4,026,725

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.04)

See accompanying notes to financial statements

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months ended December 31,		May 2, 2008 (inception) to
	2009	2008	December 31, 2009
Cash flows from operating activities
Net loss	$(40,945)	$(4,602)	$(152,190)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	12,900	-	28,517
Depreciation	7,160	-	15,631
Software licensing costs	-	-	18,982
Changes in operating assets and liabilities
Prepaid assets	309	(1,781)	(4,326)
Accounts payable and accrued expenses	6,215	(1,450)	17,155
Accounts payable and accrued expenses-related parties	314	567	3,244

Net cash used in operating activities	(14,047)	(7,266)	(72,987)

Cash flows from investing activities
Purchase of website development	(7,000)	(4,225)	(46,149)

Net cash used in investing activities	(7,000)	(4,225)	(46,149)

Cash flows from financing activities
Proceeds from note payable	3,500	-	3,500
Proceeds from issuance of common stock	16,000	7,000	123,100
Payments on Founders' receivable	-	-	350

Net cash provided by financing activities	19,500	7,000	126,950

Net increase (decrease) in cash	(1,547)	(4,491)	7,814

Cash, beginning of period	9,361	35,457	-

Cash, end of period	$7,814	$30,966	$7,814

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for founders' receivable	$-	$-	$350
Issuance of note payable for development of website and marketing of Company	$-	$-	$15,172

See accompanying notes to financial statements

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009

NOTE 1 - ORGANIZATION AND OPERATIONS

Critical Digital Data, Inc. is a Nevada Corporation (the “Company” or “CDD”) incorporated on May 2, 2008, with its principal place of business in San Diego, California.  CDD is a development stage company that is developing and operating a direct-to-consumer online data storage service (“HomeDataGuard Personal Digital Vault Application,” or “Digital Vault”) specifically for data preservation and disaster recovery. As well, CDD is developing, marketing and licensing the HomeDataGuard Personal Digital Vault Application as an OEM/private label solution.  The DigitalVault enables subscribers to create a “back-up” copy of their most critical documents and electronic personal data, in an off-site secure location.  We are operating the direct-to-consumer business of CDD under the service and brand name “HomeDataGuard” (sometimes herein referred to as “HDG”).

NOTE 2 - GOING CONCERN

No assurance can be given that a market for the CDD product will develop, or that customers will be willing to pay for the CDD product.  For the three months ended December 31, 2009, the Company incurred net losses totaling $40,945; had net cash used in operating activities totaling $14,047; and had an accumulated deficit of $152,190 as of December 31, 2009.  If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements of CDD have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for future quarters and the year ending September 30, 2010. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2009 which includes the audited financial statements and notes thereto of CDD as of September 30, 2009 and the risks factors contained therein.

Development Stage Company
The Company’s financial statements are presented as those of a development stage enterprise.  Activities during the development stage primarily include the creation of a business plan and the development and marketing of the Digital Vault and raising capital.

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

Revenue recognition
The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.  Subscription revenues shall be recognized over the period benefited. Deferred revenues shall be recorded when cash has been collected, however the related service has not yet been provided.

During November 2009, CDD entered into a contract with a third party LLC (“LLC”) whereby CDD would provide a version of its online file cabinet to act as an integrated subsection of LLC’s website.  For each subscription of the file cabinet sold, CDD will receive a monthly licensing fee.  As an inducement for CDD to enter into the contract, LLC agreed to pay CDD  a monthly minimum fee of $1,750, of which the first three minimum monthly payments, totaling $5,250 were paid upon the execution of the contract..  As of December 31, 2009, CDD has recognized one month of revenues, or $1,750, under this contract and the remaining $3,500 of the prepayment is recorded as deferred revenue and included in Accounts Payable and Accrued Expenses in the accompanying interim financial statements.

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

Also during June 2009, the FASB issued guidance regarding financial reporting by enterprises involved with variable interest entities.  This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The implementation of this guidance had no impact on the financial statements of the Company.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

In order to develop the Company’s Digital Vault and begin marketing of the Company, an entity owned by the founders of the CDD (the “Related Entity”) made payments to various consultants on behalf of the Company in the amount of $15,172.  Subsequently, CDD entered into a note payable agreement with the Related Entity evidencing the amount of the funds that had been paid to date (the “2008 Note Payable”).  The 2008 Note Payable bears interest at 10% per annum and is due on September 30, 2010.  During October 2009, CDD borrowed an additional $3,500 (the “2009 Note Payable”) from the Related Entity in order to continue developing and marketing the Digital Vault.    The 2009 Note Payable bears interest at 6% per annum and is due on October 5, 2010.   As of December 31, 2009, CDD had accrued interest totaling $2,671 related to both the 2009 and 2008 Note Payables.

The Company’s attorney is related to one of the founders of the Company and during the fiscal year ended September 30, 2009 has billed CDD $572 for the reimbursement of filing fees relating to CDD’s incorporation in the state of Nevada as well as its registration to do business in the state of California.  Such expenses are recorded as General and administrative expenses and included in Accounts payable and accrued expenses – related party in the accompanying financial statements.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the three months ended December 31, 2009, the company sold 53,333 shares of its common stock at $.30 per share resulting in proceeds of $16,000. These shares are restricted under Rule 144 of the Securities Act of 1933.

NOTE 6–STOCK INCENTIVE PLAN

As of December 31, 2009, we have granted options to purchase a total of 271,500 shares of common stock under the Company Stock Option Plan.  The options were granted to advisors and consultants for services rendered at a price equal to the fair market value of the common stock at the date of grant.

The Company recognizes option expense ratably over the vesting periods.  For the three months ended December 31, 2009, the Company recorded compensation expense related to options granted under the Plan of $12,900.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended December 31, 2009 such that expense was recorded only for those stock-based awards that are expected to vest.

The fair value of option grants for the three months ended December 31, 2009 was estimated using the Black-Scholes option pricing model with the following assumptions:
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

Stock option activity under the Plan for the three months ended December 31, 2009 is summarized as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at September 30, 2009	201,500	$0.17	2.82	$18,069
Options granted	70,000	$0.30	2.91	12,188
Options exercised	-	$-	-	-
Options cancelled/forfeited/ expired	-	$-	-	-
Outstanding at December 31, 2009	271,500	$0.21	2.46	$30,257

Exercisable at December 31 2009	261,500	$0.21	2.44	$28,516

As of December 31, 2009, there was $1,741 of unrecognized compensation cost related to unvested stock options.  The Company intends to issue new shares to satisfy share option exercises.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On August 27, 2009, CDD entered into an agreement with a consultant to solicit corporate sponsorship and promotion for HomeDataGuard as well as to provide business development activities for private label partnership opportunities.  The agreement calls for the payment of a retainer of $2,000 upon the execution of the agreement followed by monthly retainer of $2,000 in months two and three of the contract for a total of $6,000 for the three month term of the agreement.  As of December 31, 2009 the retainer portion of the agreement had been paid in full.  The agreement also calls for various payments to be made in cash and/or options based on performance, the execution of various sponsorship and/or promotion transactions, and the consultant’s participation on CDD’s Strategic Advisory Board.  The consultant has also been granted options to purchase 35,000 shares of common stock at $0.30 per share, all of which have vested as of December 31, 2009.  The agreement shall continue in force until terminated by either party with thirty days written notice.

On June 1, 2009, CDD entered into an agreement with a communications consultant to perform public relations and media relations services.  The agreement calls for payments of $1,500 in June 2009 and $2,000 per month thereafter.  The agreement shall continue in force until terminated by either party with thirty days written notice.  As of October 1, 2009, the parties agreed to place the agreement on hold until further notice.

NOTE 8 – SUBSEQUENT EVENTS

Management evaluated subsequent events of the Company through February 11, 2010 (the available for issuance date of the Financial Statements) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements, except as follows:

On February 1, 2010, CDD entered into a contract with an additional third party LLC (“LLC2”) whereby CDD would provide a private labeled version of its DigitalVault as a new product line for LLC2.  For each subscription of the file cabinet sold, CDD will receive a minimum monthly licensing fee of $950.  As an inducement for CDD to enter into the contract, LLC2 agreed to pay CDD the first month’s minimum licensing fee of $950 plus development fees of $1700 upon execution of the agreement.

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

Description of Business:
Overview
Critical Digital Data, Inc. is a Nevada Corporation (the “Company” or “CDD”) incorporated on May 2, 2008, with its principal place of business in San Diego, California.  CDD is a development stage company that is developing and operating a direct-to-consumer online data storage service (“HomeDataGuard Personal Digital Vault Application,” or “Digital Vault”) specifically for data preservation and disaster recovery. As well, CDD is developing, marketing and licensing the HomeDataGuard Personal Digital Vault Application as an OEM/private label solution.  The DigitalVault enables subscribers to create a “back-up” copy of their most critical documents and electronic personal data, in an off-site secure location.  We are operating the direct-to-consumer business of CDD under the service and brand name “HomeDataGuard” (sometimes herein referred to as “HDG”). HDG provides:

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

We are a development stage business and entered into our first private label licensing agreement of the DigitalVault in November 2009.  As of mid June, 2009, the HomeDataGuard.com website has been live and the HomeDataGuard Digital Vault Application is undergoing user testing.  Our common stock has been accepted for trading on the OTC Bulletin Board under the symbol "CDIX".  However, there are currently no "market makers" making a market for our common stock.

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

Market for Private Labeling the HomeDataGuard Personal Digital Vault Application
We anticipate that there will be an interest by other companies to private label the HomeDataGuard Personal Digital Vault Application, and are aggressively pursuing business development initiatives to seek out such relationships.

On November 18, 2009, the Company entered into a one year contract with a company who is  private labeling a limited version of the HomeDataGuard Online File Cabinet.  This licensee offers consumers a bundled product offering providing several identity theft and fraud protection services, including the secure online document storage provided by CDD.

Revenue
We expect to derive our revenue primarily from monthly license fees paid by the private label customers of the DigitalVault, and through initial and recurring subscription revenues to HomeDataGuard.com.  We expect that the typical private label customer will pay based upon a monthly revenue formula that includes total number of user/subscriber accounts and the total amount of storage space utilized.

For business-to-consumer subscriptions, it is anticipated that customers will subscribe for an annual license, at this time expected to start at $49.95 per year or $4.95 per month for a HomeDataGuard Online File Cabinet and that a portion of those subscribers will renew annually.  Starting with 4 gigabytes of storage space, a HomeDataGuard Online File Cabinet account will automatically expand its storage space on demand, and charge the subscriber for each incremental gigabyte of digital storage space used.

A la carte services provided by HomeDataPros® will be charged by the service provided and will be priced based upon time and services provided.

Growth Strategy
Our objective for HomeDataGuard.com is to establish a leadership position in the niche of record protection and storage services of critical personal information, protecting and storing our customers’ information without regard to media format or geographic location. Our primary avenues of growth are expected to be: (1) acquire consumer household customers within the US and Canada, starting within fire-prone and earthquake-prone regions of California; (2) establish and expand a workforce of HomeDataPro® professionals in those regions; (3) eventually expand into other regions of the United States.

Our objective for private labeling is to establish a leadership position in the niche of consumer-centric OEM online storage solutions which companies can provide to their customers/members/employees as a free benefit or as a revenue-generating service for any data-storage related purpose.  Our primary avenues of growth are expected to be: (1) acquire private label customers from non-competing industry sectors within the domestic U.S.; (2) acquire larger, institutional private label customers domestically and internationally.

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

On February 2, 2009, the Company entered into a licensing agreement with a third party software development firm for a non-exclusive, perpetual and non-sublicensible right to use  certain proprietary software code for the Digital Vault application and HomeDataGuard website.  This relationship was terminated in September 2009 and the related proprietary software code has been removed from the Digital Vault application and HomeDataGuard website.

On November 18, 2009, the Company entered into a one year contract with a company which is private labeling the HomeDataGuard Online File Cabinet.  The company is offering consumers a bundled product offering providing several identity theft and fraud protection services, including the secure online document storage provided by CDD.

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

Revenues
CDD began recognizing revenues during the quarter ended December 31, 2009.  Such revenue, totaling $1,750, relates to our private label agreement where we receive monthly revenues based on active subscriptions.

Operating Expenses – For the Three Months ended December 31, 2009 and 2008
Total operating expenses for the three months ended December 31, 2009 and 2008 totaled $42,229 and $4,220, respectively, and consisted primarily of the following:
•
Stock based compensation expense was approximately $12,900 and $0 during the three months ended December 31, 2009 and 2008, respectively.  On March 11, 2009, the Company adopted its 2009 Stock Incentive Plan in which we are authorized to grant stock options and stock appreciation rights to our employees, officers, directors and consultants.  In conjunction with the Plan, we granted options to purchase a total of 70,000 shares of common stock during the three months ended December 31, 2009.  All such options vested within the three month period resulting in $12,189 of stock based compensation expense.  The value of the options is expensed over the vesting period of the options.

•
Professional fees, excluding those recognized in relation to the 2009 Stock Incentive Plan, totaled approximately $8,100 for the three months ended December 31, 2009 and relate primarily to accounting fees incurred in preparation of the Company’s Form 10-K for the fiscal year ended September 30, 2009 as well as public relations fees incurred in promoting the Company’s product.  Professional fees for the three months ended December 31, 2008 totaled $975 and related primarily to accounting fees.

•
Marketing fees for the three months ended December 31, 2009 and 2008 totaled approximately $3,300 and $760, respectively and were incurred in promoting the Company’s name and product to the market place.  These costs have increased significantly in the current fiscal year due to the launch of the HomeDataGuard Online File Cabinet.

•	Incorporation and filing fees totaled approximately $5,600 and $900 for the three months ended December 31, 2009 and 2008, respectively.
•
Various general and administrative fees consisting primarily of the monthly liability insurance, depreciation, internet and web design services and office expenses totaled approximately $12,000 and $1,600 for the three months ended December 31, 2009 and 2008, respectively.

Operating Expenses – For the Period from May 2, 2008 (Inception) through December 31, 2009
Total operating expenses for the period from May 2, 2008 (Inception) through December 31, 2009 totaled $149,669 and consisted primarily of the following:
•
Stock based compensation expense was approximately $28,000 for the period from May 2, 2008 (Inception) through December 31, 2009 resulting from the granting of options to purchase  271,500 shares of common stock during said period. The options were valued at $30,257 using the Black-Scholes option pricing model.  The value of the options is expensed over the vesting period of the options.

•
Accounting fees relating to the Company’s Registration Statement filed on Form S-1 in December 2008, as well as Quarterly Reports and the Annual Report of the Company’s financial statements totaled approximately $20,000 for the period from May 2, 2008 (Inception) through December 31, 2009

•	Marketing fees incurred to launch HDG and begin advertising the Company to the public totaled approximately $17,000 for the period from May 2, 2008 (Inception) through December 31, 2009.
•
In January 2009, we issued warrants to purchase 133,333 shares of CDD common stock at $0.015 per share to a third party software development firm in exchange for a Licensing Agreement  providing CDD the right to use for internal purposes certain software developed by the software development firm.  The warrant is exercisable at any time on or before January 22, 2019 and may be exercisable in either cash or through the receipt of shares equal to the value of the warrant as defined in the Licensing Agreement.  The fair value of the 133,333 warrants was estimated to be approximately $19,000 and was expensed as software licensing costs.

•
Various general and administrative fees consisting primarily of the monthly liability insurance, depreciation, internet and web design services and office expenses totaled approximately $46,000 for the period from May 2, 2008 (Inception) through December 31, 2009

Other Expenses
During the three months ended December 31, 2009 and 2008, the Company incurred $466 and $382, respectively of other expenses resulting from interest incurred on notes payable to a related entity.  During the period from May 2, 2008 (Inception) through December 31, 2009 the Company incurred $4,271 of other expenses of which $1,600 represents the state minimum tax imposed on corporations and $2,671 results from interest incurred on the notes payable. In order to develop the Company’s Digital Vault and begin marketing of the Company, an entity owned by the founders of CDD (the “Related Entity”) made payments to various consultants on behalf of the Company in the amount of $15,172.  Subsequently, CDD entered into a note payable agreement with the Related Entity evidencing the amount of the funds that had been paid to date (the “2008 Note Payable”).  The 2008 Note Payable bears interest at 10% per annum and is due on September 30, 2010.  During October 2009, CDD borrowed an additional $3,500 (the “2009 Note Payable”) from the Related Entity in order to continue developing and marketing the Digital Vault.    The 2009 Note Payable bears interest at 6% per annum and is due on October 5, 2010.   As of December 31, 2009, CDD had accrued interest totaling $2,671 related to both the 2009 and 2008 Note Payables.

Net Loss
During the three months ended December 31, 2009 and for the period from May 2, 2008 (Inception) through December 31, 2009 the Company incurred a net loss of $40,945, and $152,190 respectively, due primarily to operating expenses as described above.

Capital Resources and Liquidity
Net cash used in operating activities was $14,047, $7,266 and $72,987 for the three months ended December 31, 2009, 2008, and for the period from May 2, 2008 (Inception) through December 31, 2009, respectively and is primarily attributable to the payment of marketing and professional fees, liability insurance and office expenses.

Net cash used in investing activities was $7,000, $4,225 and $46,149 for the three months ended December 31, 2009, 2008, and for the period from May 2, 2008 (Inception) through December 31, 2009, respectively, resulting from the development of the HomeDataGuard Online Digital Vault.

Net cash provided by financing activities during the three months ended December 31, 2009, 2008 and for the period from May 2, 2008 (Inception) through December 31, 2009 was $19,500, $7,000 and $126,950, respectively and resulted primarily from the Company’s sale of its common stock via private placement memorandums during each respective period.

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

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or material pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2009, the company sold 53,333 shares of its common stock at $.30 per share resulting in proceeds of $16,000. These shares are restricted under Rule 144 of the Securities Act of 1933.   Proceeds from the sale of the common stock is being utilized for the development and marketing of HomeDataGuard.

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

CRITICAL DIGITAL DATA, INC.

Date: February 11, 2010
By: /s/ Dina Moskowitz
Dina Moskowitz
Chief Executive Officer/Chief Financial Officer