Form 10-Q
period 2010-03-31
Critical Digital Data, Inc.
filed 2010-05-17
CIK 1451565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 13, 2010 the Company had 4,377,000 shares of $0.001 par value common stock issued and outstanding.

Indicate by check mark whether the Registrant is a large accelerated filer, an accredited filer, a non-accredited filer,(or a  smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer ☐	Accelerated filer ☐

Non-accredited filer☐	Smaller reporting company ☒

CRITICAL DIGITAL DATA, INC.

TABLE OF CONTENTS

		Page

Part I FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements:	1

	Condensed Balance Sheets at March 31, 2010 (unaudited) and September 30, 2009 (audited)	1

	Condensed Statements of Operations for the three and six months ended March 31, 2010 and 2009 and the period from May 2, 2008 (inception) to March 31, 2010 (unaudited)	2

	Condensed Statements of Cash Flows for the six months ended March 31, 2010 and 2009 and the period from May 2, 2008 (inception) to March 31, 2010 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II OTHER INFORMATION		16

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6.	Exhibits	16

	Signatures	17

i

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2010	September 30, 2009
	(Unaudited)	(Audited)
Current assets:
Cash	$4,036	$9,361
Accounts receivable, net	4,733	-
Prepaid assets	3,127	4,635
Total current assets	11,896	13,996

Website in development, net	37,783	44,478

Total assets	$49,679	$58,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$11,852	$9,568
Accounts payable and accrued expenses-related parties	5,190	2,930
Notes payable - related party	21,672	15,172
Total current liabilities	38,714	27,670

Total liabilities	38,714	27,670

Commitments

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 4,377,000 and 4,323,667 shares issued and outstanding at March 31, 2010 and September 30, 2009, respectively	4,377	4,324
Additional paid-in capital	170,054	137,725
Deficit accumulated during development stage	(163,466)	(111,245)

Total stockholders’ equity	10,965	30,804

Total liabilities and stockholders’ equity	$49,679	$58,474

See accompanying notes to condensed financial statements

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		May 2, 2008 (inception) to
	2010	2009	2010	2009	March 31, 2010

Revenues	$14,076	$-	$15,826	-	$15,826

Cost of goods sold	2,240	-	2,240	-	2,240

Gross margin	11,836	-	13,586	-	13,586

Operating expenses
Professional fees	4,932	12,148	27,917	13,123	64,190
Software licensing costs	-	18,982	-	18,982	18,982
Marketing	980	801	2,295	1,563	17,844
Corporate fees	5,320	640	10,948	1,541	13,832
General and administrative	11,489	3,510	23,789	5,091	57,541

Total operating expenses	22,721	36,081	64,949	40,300	172,389

Loss from operations	(10,885)	(36,081)	(51,363)	(40,300)	(158,803)

Taxes	-	-	-	-	1,600
Interest expense-related party	392	374	858	757	3,063

Net loss	$(11,277)	$(36,455)	$(52,221)	$(41,057)	$(163,466)

Weighted average number of
common shares outstanding - basic and fully diluted	4,377,000	4,151,259	4,373,191	4,029,249	4,071,890

Net loss per share - basic and
fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.04)

See accompanying notes to condensed financial statements

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,		May 2, 2008 (inception) to
	2010	2009	March 31, 2010

Cash flows from operating activities
Net loss	$(52,221)	$(41,057)	$(163,466)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	16,383	9,474	31,999
Depreciation	14,695	-	23,167
Software licensing costs	-	18,982	18,982
Accounts receivable	(4,733)	-	(4,733)
Prepaid assets	1,508	(1,483)	(3,127)
Accounts payable and accrued expenses	2,283	(1,159)	13,223
Accounts payable and accrued expenses-related parties	2,260	1,035	5,190

Net cash used in operating activities	(19,825)	(14,208)	(78,765)

Cash flows from investing activities
Purchase of website development	(8,000)	(16,023)	(47,149)

Net cash used in investing activities	(8,000)	(16,023)	(47,149)

Cash flows from financing activities
Proceeds from notes payable	6,500	-	6,500
Payments on Founders'receivable	-	-	350
Proceeds from issuance of common stock	16,000	35,000	123,100

Net cash provided by financing activities	22,500	35,000	129,950

Net increase (decrease) in cash	(5,325)	4,769	4,036

Cash, beginning of period	9,361	35,457	-

Cash, end of period	$4,036	$40,226	$4,036

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Supplementary disclosure of noncash financing activities:
Issuance of common stock for founders' receivable	$-	$-	$350
Issuance of note payable for development of website and marketing of Company	$-	$-	$15,172

See accompanying notes to condensed financial statements

CRITICAL DIGITAL DATA, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2010

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

NOTE 2 - GOING CONCERN

No assurance can be given that a market for the CDD product will develop, or that customers will be willing to pay for the CDD product.  For the six months ended March 31, 2010, the Company incurred net losses totaling $52,221; had net cash used in operating activities totaling $19,825; and had an accumulated deficit of $163,466 as of March 31, 2010.  If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon the ability to generate sufficient cash flow from operations to meet its obligations on a timely basis and the ability to ultimately attain profitability. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has paid for the development of the Digital Vault and ongoing operations through the borrowing of funds from an entity controlled by the major shareholders of CDD, loans directly from the major shareholders themselves (See Note 4 – Related Party Transactions) as well as through the sale of shares of its own common stock (See Note 5-Stockholders’ Equity).  Additionally, while the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company’s equity instruments will be sufficient to meet its capital needs.

Management believes that the actions presently being taken to obtain additional funding and market the Digital Vault will be sufficient to enable the Company to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements of CDD have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and applicable regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included.  Our operating results for the three and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for future quarters and the year ending September 30, 2010. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2009 which includes the audited financial statements and notes thereto of CDD as of September 30, 2009 and the risks factors contained therein.

Development Stage Company
The Company’s condensed financial statements are presented as those of a development stage enterprise.  Activities during the development stage primarily include the creation of a business plan and the development and marketing of the Digital Vault and raising capital.

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

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

During November 2009, CDD entered into a contract with a third party LLC (“LLC”) whereby CDD would provide a version of its online file cabinet to act as an integrated subsection of LLC’s website.  For each subscription of the file cabinet sold, CDD will receive a monthly licensing fee.  As an inducement for CDD to enter into the contract, LLC agreed to pay CDD a monthly minimum fee of $1,750, of which the first three minimum monthly payments, totaling $5,250 were paid upon the execution of the contract.  For the three and six months ended March 31, 2010, revenues generated from LLC have totaled approximately $12,700 and $14,400, respectively, or 90% and 91% of total revenues, respectively.

On February 1, 2010, CDD entered into a contract with an additional third party LLC (“LLC2”) whereby CDD would provide a private labeled version of its Digital Vault as a new product line for LLC2.  For each subscription of the file cabinet sold, CDD will receive a monthly licensing fee.  The contract includes a minimum monthly payment commitment of $950 which equates to 2,500 subscriptions.  As an inducement for CDD to enter into the contract, LLC2 agreed to pay CDD the first month’s minimum licensing fee of $950 plus development fees of $1,700 upon execution of the agreement.  The contract with LLC2 commenced on February 1, 2010.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

In order to develop the Company’s Digital Vault and begin marketing of the Company, an entity owned by the founders of CDD (the “Related Entity”) made payments to various consultants on behalf of the Company in the amount of $15,172.  Subsequently, CDD entered into a note payable agreement with the Related Entity evidencing the amount of the funds that had been paid to date (the “2008 Note Payable”).  The 2008 Note Payable bears interest at 10% per annum and is due on September 30, 2010.  During October 2009, CDD borrowed an additional $3,500 (the “2009 Note Payable”) from the Related Entity in order to continue developing and marketing the Digital Vault.    The 2009 Note Payable bears interest at 6% per annum and is due on October 5, 2010.   As of March 31, 2010, CDD had accrued interest totaling $3,400 related to both the 2009 and 2008 Note Payables.

During March 2010, the two majority shareholders of CDD each lent the Company $1,500 to cover certain operating costs.  The $3,000 loan is noninterest bearing and is due on August 31, 2010.

The Company’s attorney is related to one of the founders of the Company and during the fiscal year ended September 30, 2009 has billed CDD $572 for the reimbursement of filing fees relating to CDD’s incorporation in the state of Nevada as well as its registration to do business in the state of California.  Such expenses are recorded as General and administrative expenses and included in Accounts payable and accrued expenses – related party in the accompanying condensed financial statements.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the six months ended March 31, 2010, the company sold 53,333 shares of its common stock at $.30 per share resulting in proceeds of $16,000. These shares are restricted under Rule 144 of the Securities Act of 1933.

NOTE 6–STOCK INCENTIVE PLAN

As of March 31, 2010, we have granted options to purchase a total of 281,500 shares of common stock under the Company Stock Option Plan.  The options were granted to advisors and consultants for services rendered at a price equal to the fair market value of the common stock at the date of grant.

The Company recognizes option expense ratably over the vesting periods.  For the three and six months ended March 31, 2010, the Company recorded compensation expense related to options granted under the Plan of $3,482 and $16,383, respectively. For the three months ended March 31, 2009, the Company recorded compensation expense related to options granted under the Plan of $9,474.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense was recorded net of estimated forfeitures such that the expense was recorded only for those stock-based awards that are expected to vest.

The fair value of option grants for the six months ended March 31, 2010 and 2009 was estimated using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended
	March 31, 2010	March 31, 2009
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.5%	1.5%
Expected volatility	90%	70%
Expected life (in years)	3	3

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

Stock option activity under the Plan for the six months ended March 31, 2010 is summarized as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at September 30, 2009	201,500	$0.17	2.82	$18,069
Options granted	80,000	$0.30	2.75	13,930
Options exercised	-	$-	-	-
Options cancelled/forfeited/ expired	-	$-	-	-
Outstanding at March 31, 2010	281,500	$0.21	2.23	$31,999

Exercisable at March 31, 2010	281,500	$0.21	2.23	$31,999

As of March 31, 2010, all stock options had vested.  The Company intends to issue new shares to satisfy share option exercises.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On August 27, 2009, CDD entered into an agreement with a consultant to solicit corporate sponsorship and promotion for HomeDataGuard as well as to provide business development activities for private label partnership opportunities.  The agreement calls for the payment of a retainer of $2,000 upon the execution of the agreement followed by monthly retainer of $2,000 in months two and three of the contract for a total of $6,000 for the three month term of the agreement.  As of December 31, 2009 the retainer portion of the agreement had been paid in full.  The agreement also calls for various payments to be made in cash and/or options based on performance-based commissions, the execution of various sponsorship and/or promotion transactions, and the consultant’s participation on CDD’s Strategic Advisory Board. Commissions of  $2,240 have been paid through the six months ended March 31,2010. The consultant has also been granted options to purchase 35,000 shares of common stock at $0.30 per share, all of which have vested as of March 31, 2010.  The agreement shall continue in force until terminated by either party with thirty days written notice.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual result may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the “Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

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

On February 1, 2010, CDD entered into a contract with an additional third party LLC (“LLC2”) whereby CDD would provide a private labeled version of its DigitalVault as a new product line for LLC2.  For each subscription of the file cabinet sold, CDD will receive a monthly licensing fee.  The contract includes a minimum monthly payment commitment of $950 which equates to 2,500 subscriptions.  As an inducement for CDD to enter into the contract, LLC2 agreed to pay CDD the first month’s minimum licensing fee of $950 plus development fees of $1,700 upon execution of the agreement.  The contract with LLC2 commenced on February 1, 2010.

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

For business-to-consumer subscriptions, it is anticipated that customers will subscribe for an annual license of  $49.95 per year for a HomeDataGuard Online File Cabinet, and that a portion of those subscribers will renew annually.  Starting with 10 gigabytes of storage space, a HomeDataGuard Online File Cabinet account will automatically expand its storage space on demand, and charge the subscriber for each incremental gigabyte of digital storage space used.

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

Results of Operations

The following discussion should be read in conjunction with our condensed financial statements and the related notes that appear elsewhere in this Quarterly Report.

Revenues
CDD began recognizing revenues during December 2009 as a result of our private label agreement.  Such revenues are based on active subscriptions and totaled approximately $12,700 and $14,400 for the three and six months ended March 31, 2010, respectively

Cost of Goods Sold
Cost of Goods Sold for the three and six months ended March 31, 2010 totaled $2,240 and consisted primarily of commissions and hosting fees.

Operating Expenses-For the Three Months ended March 31, 2010 and 2009
Total operating expenses for the three months ended March 31, 2010 and 2009 totaled approximately $23,000 and $36,000, respectively, and consisted primarily of the following:

•	Corporate fees, consisting primarily of costs necessary to be a publicly traded company totaled approximately $5,300 and $640 for the three months ended March 31, 2010 and 2009, respectively.
•
Stock based compensation expense was approximately $3,500 and $9,000 during the three months ended March 31, 2010 and 2009, respectively.  In conjunction with CDD’s 2009 Stock Incentive Plan, we have granted options to purchase a total of 281,500 shares of common stock since the inception of the plan on March 11, 2009.  The value of the options is expensed over the vesting period of the options.

•
Professional fees, excluding those recognized in relation to the 2009 Stock Incentive Plan, totaled approximately $1,200 and $2,700 for the three months ended March 31, 2010 and 2009  and relate primarily to accounting fees incurred in preparation of the Company’s Form 10-Q for the quarters ended March 31, 2010 and 2009, respectively.

•
During the three months ended March 31, 2009, we issued warrants to purchase 133,333 shares of CDD common stock at $0.015 per share to a third party software development firm in exchange for a Licensing Agreement  providing CDD the right to use for internal purposes certain software developed by the software development firm.  The warrant is exercisable at any time on or before January 22, 2019 and may be exercisable in either cash or through the receipt of shares equal to the value of the warrant as defined in the Licensing Agreement.  The fair value of the 133,333 warrants was estimated to be approximately $19,000 and was expensed as software licensing costs.  No such costs were incurred during the three months ended March 31, 2010.

•
Various general and administrative fees consisting primarily of the monthly liability insurance, depreciation, internet and web design services and office expenses totaled approximately $11,000 and $3,500 for the three months ended March 31, 2010 and 2009, respectively.  The increase from 2009 to 2010 is primarily due to depreciation on CDD’s website which was not launched until June 2009 and accordingly, there was no related depreciation during the three months ended March 31, 2009.

Operating Expenses-For the Six Months ended March 31, 2010 and 2009
Total operating expenses for the six months ended March 31, 2010 and 2009 totaled approximately $65,000 and $40,000, respectively, and consisted primarily of the following:

•	Stock based compensation expense was approximately $16,000 and $9,000 during the six months ended March 31, 2010 and 2009, respectively.
•
Professional fees, excluding those recognized in relation to the 2009 Stock Incentive Plan, totaled approximately $11,000 and $4,000 for the six months ended March 31, 2010 and 2009  and relate primarily to accounting fees incurred in preparation of the Company’s various filings with the Securities and Exchange Commission, as well as, promotional and public relation costs incurred in fiscal year 2010.

•	Corporate fees, consisting primarily of costs necessary to be a publicly traded company totaled approximately $5,300 and $640 for the three months ended March 31, 2010 and 2009, respectively.
•
During the six months ended March 31, 2009, we issued warrants to purchase 133,333 shares of CDD common stock at $0.015 per share to a third party software development firm in exchange for a Licensing Agreement  providing CDD the right to use for internal purposes certain software developed by the software development firm.  The warrant is exercisable at any time on or before January 22, 2019 and may be exercisable in either cash or through the receipt of shares equal to the value of the warrant as defined in the Licensing Agreement.  The fair value of the 133,333 warrants was estimated to be approximately $19,000 and was expensed as software licensing costs.  No such costs were incurred during the six months ended March 31, 2010.

•
General and administrative fees totaled approximately$24,000 and $5,000 for the six months ended March 31, 2010 and 2009.   Such costs consist primarily of the monthly liability insurance, depreciation, internet and web design services and office expenses.  The increase from 2009 to 2010 is primarily due to depreciation on CDD’s website which was not launched until June 2009 and accordingly, there was no related depreciation during the three months ended March 31, 2009.

Operating Expenses – For the Period from May 2, 2008 (Inception) through March 31, 2010
Total operating expenses for the period from May 2, 2008 (Inception) through March 31, 2010 totaled approximately $171,000 and consisted primarily of the following:

•
Stock based compensation expense was approximately $32,000 for the period from May 2, 2008 (Inception) through March 31, 2010 resulting from the granting of options to purchase 281,500 shares of common stock during said period. The options were valued at approximately $30,000 using the Black-Scholes option pricing model.  The value of the options is expensed over the vesting period of the options.  All options had vested as of March 31, 2010.

•
Accounting fees relating to the Company’s Registration Statement filed on Form S-1 in December 2008, as well as Quarterly Reports and the Annual Report of the Company’s financial statements totaled approximately $21,000 for the period from May 2, 2008 (Inception) through March 31, 2010.

•	Fees incurred to promote HDG totaled approximately $16,000 during said period.
•	Marketing fees incurred to launch HDG and begin advertising the Company to the public totaled approximately $18,000 for the period from May 2, 2008 (Inception) through March 31, 2010.
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

•
Various general and administrative fees consisting primarily of the monthly liability insurance, depreciation, internet and web design services and office expenses totaled approximately $58,000 for the period from May 2, 2008 (Inception) through March 31, 2010.

Other Expenses
During the six months ended March 31, 2010 and 2009, the Company incurred $858 and $757, respectively of other expenses resulting from interest incurred on notes payable to a related entity.  During the period from May 2, 2008 (Inception) through March 31, 2010 the Company incurred $4,663 of other expenses of which $1,600 represents the state minimum tax imposed on corporations and $3,063 results from interest incurred on the notes payable. In order to develop the Company’s Digital Vault and begin marketing of the Company, an entity owned by the founders of CDD (the “Related Entity”) made payments to various consultants on behalf of the Company in the amount of $15,172.  Subsequently, CDD entered into a note payable agreement with the Related Entity evidencing the amount of the funds that had been paid to date (the “2008 Note Payable”).  The 2008 Note Payable bears interest at 10% per annum and is due on September 30, 2010.  During October 2009, CDD borrowed an additional $3,500 (the “2009 Note Payable”) from the Related Entity in order to continue developing and marketing the Digital Vault.  The 2009 Note Payable bears interest at 6% per annum and is due on October 5, 2010.   As of March 31, 2010, CDD had accrued interest totaling $3,063 related to both the 2009 and 2008 Note Payables.

Net Loss
During the six months ended March 31, 2010 and for the period from May 2, 2008 (Inception) through March 31, 2010 the Company incurred a net loss of $52,221, and $163,466 respectively, due primarily to operating expenses as described above.

Capital Resources and Liquidity
Net cash used in operating activities was approximately $20,000, $14,000 and $79,000 for the six months ended March 31, 2010, 2009, and for the period from May 2, 2008 (Inception) through March 31, 2010, respectively and is primarily attributable to the payment of marketing and professional fees, liability insurance and office expenses.

Net cash used in investing activities was approximately $8,000, $16,000 and $47,000 for the six months ended March 31, 2010, 2009, and for the period from May 2, 2008 (Inception) through March 31, 2010, respectively, resulting from the development of the HomeDataGuard Online Digital Vault.

Net cash provided by financing activities during the six months ended March 31, 2010, 2009 and for the period from May 2, 2008 (Inception) through March 31, 2010 was approximately $22,500, $35,000 and $130,000, respectively and resulted primarily from the Company’s sale of its common stock via private placement memorandums during each respective period.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended March 31, 2010, the company sold 53,333 shares of its common stock at $.30 per share resulting in proceeds of $16,000. These shares are restricted under Rule 144 of the Securities Act of 1933.   Proceeds from the sale of the common stock is being utilized for the development and marketing of HomeDataGuard.

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

CRITICAL DIGITAL DATA, INC.

Date: May 13, 2010
By: /s/ Dina Moskowitz
Dina Moskowitz
Chief Executive Officer/Chief Financial Officer