Form 10-Q
period 2010-06-30
Solar Park Initiatives, Inc.
filed 2010-08-16
CIK 1451565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to ________

SOLAR PARK INITIATIVES, INC.
(formerly known as Critical Digital Data, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	333-143672	80-0189455
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

818 A1A North
Suite 202
Ponte Vedra Beach, Florida 32082
 (Address of principal executive offices including zip code)

(904) 644-6090
Registrant’s telephone number, including area code:

Copies to:
Stephen M. Fleming, Esq.
Law Offices of Stephen M. Fleming PLLC
49 Front Street, Suite #206
Rockville Centre, New York 11570
516-833-5034 (Phone)
516-977-1209 (fax)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes  [X]  No [ ]

Indicate by a check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  [X ]   No [ ]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [ ]  No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  as of August   14, 2010 the Company had 61,605,000 shares of its common stock, par value per share $0.001, issued and outstanding.

SOLAR PARK INITIATIVES, INC.
Form 10-Q for the Quarter Ended June 30, 2010

Cautionary Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements. Forward-looking statements are statements that do not represent historical facts. We use words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “continue” and similar expressions to identify forward-looking statements. Forward-looking statements in this Report on Form 10-Q include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation”, our plans and expectations regarding future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on information available to us as of the date of this Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “Part II; Item 1A: Risk Factors” and our other filings with the Securities and Exchange Commission for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Estimates of future financial results are inherently unreliable.

From time to time, representatives of Solar Park Initiatives, Inc. (f/k/a Critical Digital Data.) ("SPI,” "Solar Park,” the ”Company," “we,” “our,” or “us”) may make public predictions or forecasts regarding the Company's future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations.  In addition, representatives of the Company may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding the Company's projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company's own present expectations regarding its future results of operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company's business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

The following information should be read in conjunction with the condensed consolidated Financial Statements and the accompanying Notes to condensed Financial Statements included in this Report on Form 10-Q. Our fiscal year ends on September 30 of the applicable calendar year. All references to fiscal periods apply to our fiscal quarters or year which ends on the last day of the calendar month end.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
(A Development Stage Company)

CONDENSED  BALANCE SHEETS

	June 30, 2010	January 31,
ASSETS	(unaudited)	2010

Current assets
Cash and cash equivalents	$58	$17,877
Total current assets	58	17,877

Total assets	$58	$17,877

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$51,661	$-
Wages payable	87,400	40,143
Due to related party	2, 000	-
Accrued expenses	5,936	7,097
Total current liabilities	146,997	47,240

Stockholders' deficit
Common stock, $0.001 par; 100,000,000 authorized
53,137,500 and 51,801,658 issued and outstanding,
respectively after pro-rata share and post-split adjustments	53,138	51,801
Paid-in capital	661,414	165,301
Accumulated deficit	(861,491)	(246,465)
Total stockholders' deficit	(146,939)	(29,363)
Total liabilities and stockholders' deficit	$58	$17,877

The accompanying notes are an integral part of these condensed financial statements.

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the Three Months Ended June 30,	For the Five Months Ended June 30,	For the period from September 25, 2009 (Inception) through June 30,
	2010	2010	2010

Revenues, net	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

Operating expenses
Selling, general and administrative	481,152	615,026	861,491
Total operating expenses	481,152	615,026	861,491

Loss from operations	(481,152)	(615,026)	(861,491)

Other income (expense)
Other income (expense)	-	-	-
Interest expense	-	-	-
Total other income (expense)	-	-	-

Loss before provision for income taxes	(481,152)	(615,026)	(861,491)
Provision for income taxes	-	-	-
Net loss	(481,152)	(615,026)	(861,491)

Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	53,137,500	53,070,708

The accompanying notes are an integral part of these condensed financial statements.

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Deficit

Balances, January 31, 2010 (reflecting pro-rata share adjustment and post split reverse merger adjustment)	51,801,658	$51,801	$165,301	$(246,465)	$(29,363)

Shares issued for private placement	1,335,842	1,337	198,663	-	200,000

Stock purchase options granted April 30, 2010	-	-	297,450		297,450

Net loss	-	-	-	(615,026)	(615,026)

Balances, June 30, 2010 (unaudited)	53,137,500	$53,138	$661,414	$(861,491)	$(146,939)

The accompanying notes are an integral part of these condensed financial statements.

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Five Months Ended June 30, 2010	For the period from September 25, 2009 (Inception) through June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(615,026)	$(861,491)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	18,639
Options granted in April, 2010	297,450	297,450
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	-
Accounts payable	51,661	51,661
Due to related party	2,000	2,000
Wages payable	47,257	87,400
Accrued expenses	(1,161)	5,936
Net cash used by operating activities	(217,819)	(398,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placements	200,000	300,500
Proceeds from note payable -related party	-	112,963
Principal payments on notes payable - related party	-	(15,000)
Net cash provided by financing activities	200,000	398,463

Net increase (decrease) in cash and cash equivalents	(17,819)	58

Cash and cash equivalents at beginning of period	17,877	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58	$58

SUPPLEMENTAL DISCLOSURES

Interest paid	$-	$-
Taxes paid	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Capital contribution in the form of debt extinguishment	$-	$97,963

The accompanying notes are an integral part of these condensed financial statements.

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
(A Development Stage Company)

Notes to Condensed Financial Statements
June 30, 2010
(UNAUDITED)

1.	Nature of Operations

Company Overview

Solar Park Initiatives, Inc., f/k/a Critical Digital Data, Inc. ( the “Company”, “us”, “our” or “we”), was incorporated in the State of Nevada as Critical Digital Data, Inc. as a for-profit company on May 2, 2008 and established a fiscal year end of September 30.  Prior to the Merger, the Company was a development stage company that intended to develop, launch and operate an online data storage service specifically for data preservation and disaster recovery.  As a result of the Merger with Solar Park Initiatives, Inc., privately owned Nevada corporation (“Solar Park”), we have adopted the business plan of Solar Park.

On July 12, 2010, the Company consummated an agreement to acquire all of the outstanding capital stock of Solar Park, in exchange for 31,449,016 shares of the Company’s common stock (“the CDIX Transaction”).  Prior to the CDIX. Transaction, the Company was a non-operating public shell company with no operations, nominal assets, accrued liabilities totaling $17,042 and 4,685,000 shares of common stock issued and outstanding; and Solar Park, was a professional services and project developing company in San Diego, CA,.  The CDIX Transaction is considered to be a capital transaction in substance, rather than a business combination.  In as much, the CDIX Transaction is equivalent to the issuance of stock by Solar Park., for the net monetary assets of a non-operational public shell company, accompanied by a recapitalization.  CDIX issued 53,137,500 shares of its common stock for all of the issued and outstanding common stock of Solar Park. The accounting for the CDIX Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded.  Accordingly, these financial statements are the historical financial statements of Solar Park.  Solar Park was incorporated in September 25, 2009.  Therefore, these financial statements reflect activities from September 25, 2009 (date of inception for Solar Park.) and forward.

2.	Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations since our inception, and at the present time will need additional capital to maintain operations and execute our business plan.  As such, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our cash requirements.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets, the competitive environment in which we operate and the current credit shortage facing worldwide markets.

Solar Park Initiatives will attempt to develop land in the United States and foreign markets for large utility scale solar photovoltaic (“PV”) projects.  The Company anticipates it will provide engineering, procurement of products and construction (“EPC”) via third party vendors including its sister company Solar Energy Initiatives, Inc.  The Company anticipates these projects will be funded through both third-party and government incentives, which it hopes to then sell the resultant electrical production to various utilities through a Power Purchase Agreement (“PPA”).  The Company expects to provide energy savings to commercial and municipality users without any out of pocket engineering, procurement or construction (“EPC”) costs to those users of energy.  In addition to being the Solar Project Developer (“SPD”) into the projects, Solar Park Initiatives will recognize energy sales over a 20-year period or longer.

Solar Park Initiatives, Inc., is a professional services and project developing firm providing renewable energy through photovoltaic (“PV”) and solar thermal technologies.  The Company intends to market its services in states where insolation (sunshine) is high, land is relatively inexpensive, and utility rates are high to compete with local utility rates.  The Company attempts to leverage its energy expertise, solar PV supplier relationships, and procurement processes to help businesses, municipalities and power companies maximize the possible energy savings coupled with reduced emissions enabled by the advent of this new generation source.

3.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Financial Instruments

The Company's financial instruments consist primarily of cash.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying financial statements arise from our belief that we will secure an adequate amount of cash to continue as a going concern, that our allowance for doubtful accounts is adequate to cover potential losses in our receivable portfolio, that all long-lived assets are recoverable. In addition, the determination and valuation of derivative financial instruments is a significant estimate. The markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible hat our estimates could change in the near term with respect to these matters.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Revenue Recognition

The Company has no revenue and has not adopted any revenue recognition policies.

Fixed Assets

Equipment and improvements will be stated at cost less accumulated depreciation and amortization. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range as follows:

Category	Useful Lives
Computers and networks	3 years
Machinery and equipment	5-7 years
Furniture and fixtures	5-7 years
Office equipment	3-10 years
Leasehold improvements	Lesser of lease term or useful life of asset

Currently, the Company does not have any fixed assets.

Stock-Based Compensation

The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued based on recent sales of common stock or the value of the services, whichever is more readily determinable.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Basic and Diluted Net Loss per Share

Basic net loss per share is computed by dividing the loss for the period by the weighted average number of common shares outstanding for the period. Fully diluted loss per share reflects the potential dilution of securities by including other potential issuances of common stock, including shares to be issued upon exercise of stock options and warrants, in the weighted average number of shares of common stock outstanding for a period and is not presented where the effect is anti-dilutive.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company maintains cash balances at a financial institution in Dallas Texas. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts.

4.	Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued amendments to the accounting standard addressing multiple-deliverable revenue arrangements. The amendments provide guidance in addressing how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting. In an arrangement with multiple deliverables, the delivered items shall be considered a separate unit of accounting if the delivered items have value to the customer on a standalone basis. Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis; and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor. This amendment is effective for the Company on February 1, 2011. We are currently evaluating the impact of adopting these amendments on our financial statements.

In June 2009, the FASB issued the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative United States generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification was considered non-authoritative.  While the adoption of the Codification as of January 31, 2009 and for the period then ended and all subsequent annual and interim periods changes how we reference accounting standards, the adoption did not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued the consolidation guidance for variable-interest entities to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. These new standards will be effective for the Company in the first quarter of fiscal year 2011. We are currently assessing the potential impact, if any; these new standards may have on our financial position, results of operations or cash flows.

At inception, we adopted amendments to the accounting standard addressing subsequent events. The amendments provide guidance on the definition of what qualifies as a subsequent event — those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued — and requires companies to disclose the date through which subsequent events were evaluated and the basis for determining that date. This disclosure should alert all users of financial statements that a company has not evaluated subsequent events after that date in the set of financial statements being presented. The amendments require additional disclosures only, and did not have a material impact on our financial position, results of operations or cash flows.

At inception, we adopted amendments to the accounting standard addressing debt securities. The amendments provide guidance in determining whether impairments in debt securities are other than temporary, and modify the presentation and disclosures surrounding such instruments. The adoption of these amendments did not have a material impact on our financial position, results of operations or cash flows.

At inception, we adopted amendments to the accounting standard addressing fair value of financial instruments in interim reporting periods. The amendments provide guidance on the disclosure requirements about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. The adoption of these amendments did not have a material impact on our financial position, results of operations or cash flows.

At inception, we adopted amendments to the accounting standard addressing estimating fair value. The amendments provide additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. The adoption of these amendments did not have a material impact on our financial position, results of operations or cash flows.

At inception, we adopted amendments to the accounting standard addressing intangibles, goodwill and other assets. The amendments provide guidance to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under U.S. GAAP. The adoption of these amendments did not have a material impact on our financial position, results of operations or cash flows.

At inception, we adopted amendments to the accounting standard addressing derivatives and hedging. The amendments change the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about how and why an entity uses derivative instruments, how instruments are accounted for under U.S. GAAP, and how derivatives and hedging activities affect an entity’s financial position, financial performance and cash flows. The adoption of these amendments required additional disclosure only, and therefore did not have an impact on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

5.	Commitments and Contingencies

Operating Leases

Following the Merger, our address will be 818 A1A North, Suite 202, Ponte Vedra Beach, Florida 32082 comprised of 500 square feet under a month to month lease which expires on June 30, 2011 at a monthly rental of $1,000, with 0% annual increases on each.

6.	Stockholders' Equity

Common Stock

The authorized capital includes 100,000,000 shares of common stock, $0.001 par value per share. There are 53,137,500 shares of common stock issued and outstanding as of June 30, 2010, reflecting the reverse merger and pro-rata adjustments.

In February 2010, there was a private placement of 1,335,842 common shares of the Company for $200,000.

There were no common stock issuances in during the quarter ended June 30, 2010.

During the period, as part of an on going reverse merger with Solar Park, Solar Park forward split its shares of common stock on a 1:1.5812 and increased all shareholders on a pro-rata basis.  Solar Park also granted 2,620,604 stock options exercisable at $0.40 with a five year vesting schedule.  Value of these options:  using a Black-Scholes valuation, with an exercise price of $0.40, a volatility based on public industry companies of 80% and with an average of a 2.5 year life, was $297,450.

As of June 30, 2010 Solar Energy Initiatives, Inc., the majority owner, retains ownership of 66% as the controlling interest in the Company.

7.	Subsequent Events

The Company has the following subsequent events to report,:

On July 12, 2010, Michael Gorton resigned as Chief Executive Officer of Solar Park.

On July 12, 2010 David Surette has been appointed as the Chief Executive Officer and Chief Financial Officer of Solar Park effective July 12, 2010.

On July 13, 2010, the Company acquired Solar Park pursuant to an Agreement and Plan of Merger and Reorganization (the “Agreement”) with Solar Park and Solar Park Acquisition Corp., a Nevada corporation (“Acquisition Subsidiary”) (the “Merger”).  On the Closing Date, the Company acquired all of the issued and outstanding shares of common stock, $0.001 par value per share, of Solar Park from the holder’s of Solar Park (the “Solar Park Shareholders”) in exchange for an aggregate of 53,137,500 (post-split) newly issued shares (the “Exchange or Merger Shares”) of common stock, $0.001 par value per share (the “Common Stock”).  As a result of the Merger, Solar Park Shareholders surrendered all of their issued and outstanding common stock of Solar Park in consideration for the Merger Shares and Solar Park became a wholly-owned subsidiary of the Registrant

On July 13, 2010, our board of directors was reconstituted by the appointment of, Michael Dodak, David Fann, Pierre Besuchet and Everett Airington as directors upon appointment by Dina Moskowitz and Marc Zimmerman immediately prior to Dina Moskowitz’s resignation as Chief Executive Officer and director of the Company and Marc Zimmerman resignation as President and director of the Company.  Our executive management team also was reconstituted following the resignation of Dina Moskowitz and Marc Zimmerman with the appointment of David Surette as Chief Executive Officer and Chief Financial Officer.

On July 14, 2010 Pierre Besuchet was compensated as a Director on the Board with 700,000 shares of the Company common stock.

On July 14, 2010 Mr. Surette was granted 400,000 fully vested common stock purchase options with an exercise price of $0.40.

Item 2. Management Discussion and Analysis of Financial Condition or Plan of Operation

This discussion should be read in conjunction with our consolidated financial statements included in this Report on Form 10-Q and the notes thereto, as well as the other sections of this Report on Form 10-Q, including “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report. Our actual results may differ materially.

Limited Operating History

There is limited historical financial information about our Company upon which to base an evaluation of our future performance.  Our company generated no revenues from operations for the quarter ended June 30, 2010.   While we have experienced and anticipate future growth in revenues, we cannot guarantee that we will be successful in our business.  We are subject to risks inherent in a developing enterprise, including; limited capital resources, possible delays or disruptions in establishing key vendor relationships and difficult financial markets remaining from the world-wide economic recession. In many cases these factors are out of our control. There is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

Company Overview

Solar Park Initiatives, Inc., f/k/a Critical Digital Data, Inc. (the “Company”, “us”, “our” or “we”), was incorporated in the State of Nevada as Critical Digital Data, Inc. as a for-profit company on May 2, 2008 and established a fiscal year end of September 30.  Prior to the Merger, the Company was a development stage company that intended to develop, launch and operate an online data storage service specifically for data preservation and disaster recovery.  As a result of the Merger with Solar Park Initiatives, Inc., privately owned Nevada corporation (“Solar Park”), we have adopted the business plan of Solar Park.

About Solar Park Initiatives, Inc.

Solar Park Initiatives will attempt to develop land in the United States and foreign markets for large utility scale solar photovoltaic (“PV”) projects.  The Company anticipates it will provide engineering, procurement of products and construction (“EPC”) via third party vendors including its sister company Solar Energy Initiatives, Inc.  The Company anticipates these projects will be funded through both third-party and government incentives, which it hopes to sell the resultant electrical production to various utilities through a Power Purchase Agreement (“PPA”).  The Company expects to provide energy savings to commercial and municipality users without any out of pocket engineering, procurement or construction (“EPC”) costs to those users of energy.  In addition to being the Solar Project Developer (“SPD”) into the projects, Solar Park Initiatives will recognize energy sales over a 20-year period or longer.

Solar Park Initiatives, Inc., is a professional services and project developing firm providing renewable energy through photovoltaic (“PV”) and solar thermal technologies.  The Company intends to market its services in states where insolation (sunshine) is high, land is relatively inexpensive, and utility rates are high to compete with local utility rates.  The Company attempts to leverage its energy expertise, solar PV supplier relationships, and procurement processes to help businesses, municipalities and power companies maximize the possible energy savings coupled with reduced emissions enabled by the advent of this new generation source.

Capital Expenditures

Our plan is to work with third party financing capital to engineer, procure and construct a total solar system solution for the lowest capital cost solar array system.  Capital expenditures will be accounted for in each stand alone SPV.  The SPV will be able to receive all federal, state and local incentives and/or grants, which may include tax incentives. The Company’s anticipated capital expenditures of internal computer system software, will involve “off-the-shelf” software.

The Company currently is operating out of offices in Ponte Vedra Beach, Florida.

Employees

As of July 13, 2010, the Company employed one full-time and one part-time employee and several outside consultants.  Management believes its employee relations are good.  No employees are covered by a collective bargaining agreement.
THREE MONTHS AND FIVE MONTHS ENDED JUNE 30, 2010

Comparative period prior to the period beginning October 1, 2009.

There is no comparative data prior to October 1, 2009.  The five day period prior to October 1, 2009 for Solar Park Initiatives, Inc. has no significant activity for comparisons.

Results of Operations for the three month period

For the three months ended June 30, 2010, we generated no revenues from operations and we incurred a loss of $481,152 all of which were operating expenses.  Our operating expenses included significant salaries, legal, consulting and travelling expenses for business development. We expect to continue to use cash in our operating activities as we ramp up site development operations. We have financed our operations since inception primarily through private sales of securities. As of June 30, 2010, we had $58 in cash, and negative working capital of $(146,939).

Revenues

For the three months ended June 30, 2010, we had no revenues.

Cost of sales and gross profit

For the three months ended June 30, 2010, we had no cost of sales.

Selling, general and administrative

Selling, general and administrative (“S, G & A”) expenses for the three months ended June 30, 2010 were $481,152.  They were primarily made up of salaries, travel, legal and consulting expenses.

Research & development

There was no research and development costs for the three month period ending June 30, 2010.

Other income (expense)

There was no research and development costs for the three month period ending June 30, 2010.

Net Loss

Our net loss was $481,152 for the three months ended June 30, 2010   The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize revenues from our business plan.

FIVE MONTHS ENDED JUNE 30, 2010

Results of Operations for the five month period

For the five months ended June 30, 2010, we generated no revenues from operations and we incurred a loss of $615,026 all of which were operating expenses.  Our operating expenses included significant salaries, legal, consulting and travelling expenses for business development. We expect to continue to use cash in our operating activities as we ramp up site development operations. We have financed our operations since inception primarily through private sales of securities. As of June 30, 2010, we had $58 in cash, and negative working capital of $(146,939).

Revenues

For the three months ended June 30, 2010, we had no revenues.

Cost of sales and gross profit

For the three months ended June 30, 2010, we had no cost of sales.

Selling, general and administrative

Selling, general and administrative (“S, G & A”) expenses for the five months ended June 30, 2010 were $615,026.  They were primarily made up of salaries, travel, legal and consulting expenses.

Research & development

There was no research and development costs for the three month period ending June 30, 2010.

Other income (expense)

There was no research and development costs for the three month period ending June 30, 2010.

Net Loss

Our net loss was $615,026 for the five months ended June 30, 2010   The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize revenues from our business plan.

BUSINESS OVERVIEW AND PLAN OF OPERATIONS

Solar Park Initiatives will attempt to develop land in the United States and foreign markets for large utility scale solar photovoltaic (“PV”) projects.  The Company anticipates it will provide engineering, procurement of products and construction (“EPC”) via third party vendors including Solar Energy Initiatives, Inc.  The Company anticipates these projects will be funded through both third-party and government incentives, which it hopes to then sell the resultant electrical production to various utilities through a Power Purchase Agreement (“PPA”).  The Company expects to provide energy savings to commercial and municipality users without any out of pocket engineering, procurement or construction (“EPC”) costs to those users of energy.  In addition to being the Solar Project Developer (“SPD”) into the projects, Solar Park Initiatives will recognize energy sales over a 20-year period or longer.

Solar Park Initiatives, Inc., is a professional services and project developing firm providing renewable energy through photovoltaic (“PV”) and solar thermal technologies.  The Company intends to market its services in states where insolation (sunshine) is high, land is relatively inexpensive, and utility rates are high to compete with local utility rates.  The Company attempts to leverage its energy expertise, solar PV supplier relationships, and procurement processes to help businesses, municipalities and power companies maximize the possible energy savings coupled with reduced emissions enabled by the advent of this new generation source.

The Company is currently focused on locating properties suitable for development and/or current projects available needing completion; and construct energy generation facilities utilizing its integrated partner relationships. The Company intends its main line of renewable energy generation will come from large scale solar arrays.  Other renewable energy generation whether; wind, bio-mass or geo-thermal may be part of the Company’s portfolio it is not expected to be its main component.

The Company is seeking logistically and economically suitable host sites to add to its current pipeline of developing projects, to obtain 20 year power purchase agreements, and to construct large scale solar arrays on those host sites. With its significant internal EPC experience, financial relationships and with current external EPC relationships the Company plans to develop these solar arrays by building, owning and operating medium and large scale solar photovoltaic energy generation facilities.  The Company will set up individual project limited liability companies known as special purpose vehicles (“SPV’s”) to own and develop each project.  Each project can be funded through external investment, government incentives (e.g. federal ARRA stimulus grants and/or local feed in tariffs), or from host site owners.

LIQUIDITY AND CAPITAL RESOURCES

During 2010, the Company intends to fund its operations with the proceeds from Private Equity Placement financing which will enable it to expand its project development pipeline, contract with host locations, and initiate construction on suitable and economical projects.  It is anticipated that this will generate additional working capital for the Company. In addition to the Private Equity Placement financing, the Company is pursuing additional equity financing, as well as, SPV project-specific debt or equity financing to develop its Renewable Energy projects for sale or lease to customers. However, we cannot assure you that such financing will be available to us on favorable terms, if at all, and this may delay the development of our Renewable Energy projects until additional funds are received by the Company.  There is no guarantee that the financing will be available or, if available, will be available on acceptable terms.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Pursuant to Item 305(e) of Regulation S-K the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is currently not aware of, nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 1A. RISK FACTORS

Investing in the Company's common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this Current Report on Form 8-K, before purchasing shares of the Company's common stock. There are numerous and varied risks, known and unknown, that may prevent the Company from achieving its goals. The risks described below are not the only ones the Company will face. If any of these risks actually occur, the Company's business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of the Company's common stock could decline and investors in the Company's common stock could lose all or part of their investment.

Risks Related to the Operations of Solar Park

We have a limited operating history, there is no certainty that we will ever generate revenue and achieve profitability.

We have yet to commence revenue generating operations and have never generated revenues since inception we have incurred significant losses from development and operations. As shown in our condensed combined financial statements for the 5 month period ending June 30, 2010 and audited financial statements as of January 31, 2010 and  as of the period since inception ending June 30, 2010  we have incurred cumulative net loss of $615,026 and $481,152 and $861,491, respectively, from operations.  We will continue to incur operating losses in the future, primarily due to the initiation and expansion of our operations. Negative cash flow from operations may also continue into future. Our ability to achieve profitability depends upon our ability to: market and sale our products and services and to sell large municipal and commercial projects, and successfully begin development of one or more solar park(s).

Additional financing will be necessary for the implementation of our growth strategy.

We will require additional equity and/or debt financing to pursue our growth strategy. Given our limited operating history and existing losses, there can be no assurance that we will be successful in obtaining such financing. Lack of additional funding could force us to curtail substantially our growth plans. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.

Debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

We may be unable to manage our growth or implement our expansion strategy.

We may not be able to implement our proposed product and service offerings, develop an active dealer network base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned.  Our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

The demand for products requiring significant initial capital expenditures such as our solar power products and services are affected by general economic conditions.

The United States and countries world wide have recently experienced a period of declining economies and turmoil in financial markets. A sustained economic recovery is uncertain. In particular, terrorist acts and similar events, continued unrest in the Middle East or war in general could contribute to a slowdown of the market demand for products that require significant initial capital expenditures, including demand for solar power systems and new residential and commercial buildings. In addition, increases in interest rates may increase financing costs to customers, which in turn may decrease demand for our solar power products. If an economic recovery is slowed as a result of the recent economic, political and social events, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our solar power products, which may harm our operating results.

If there is a shortage of components and/or key components rise significantly in price that may constrain our revenue growth.

The market for photovoltaic installations has slowed recently, due in part to world-wide financial and economic problems.  The introduction of significant production capacity, however, has continued increasing supply and reducing the cost of solar panels.  If demand increases and supply contracts, the resulting likely price increase could adversely affect sales and profitability.  Additionally, it is unlikely that we will have sufficient financial resources to take advantage of supply opportunities as they may arise.

During 2008 and into 2009, there was a tremendous increase in the capacity to produce solar modules, primarily from China, which coupled with an economic downturn in nearly a century, significantly reduced the price of solar panels.  As demand for solar panels will likely increase with an economic recovery, demand and pricing for solar modules on a per watt basis could increase, potentially limiting access to solar modules and reducing our selling margins for panels.

Changes in laws, regulations and policies that affect our business could adversely affect our financial results.

Our business is subject to numerous laws, regulations and policies.  Changes in the laws, regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business, including changes in the scope of regulation by regulatory agencies, accounting standards, tax laws and regulations, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result could adversely affect our financial results.

Our success depends, in part, on the quality and safety of our products.

Our success depends, in part, on the quality and safety of our products.  If our products are found to be unsafe, or if they otherwise fail to meet our consumers’ standards, our relationships with customers or consumers could suffer, the appeal of our brand could be diminished, and we could lose sales and/or become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.

Our success depends, in part, on maintaining good relationships with our distribution channels.

Our success depends, in part, on our maintaining satisfactory relationships with our distribution channels. We do not have long term supply or distribution contracts. We anticipate that our sales will be affected on a purchase order basis which would require us to meet expectations of delivery, quality and pricing of our products, at both the distribution channel level and at the level of the ultimate consumer who uses our products.  If we fail to meet expected standards, our revenues would decline and this could result in a material adverse effect on our business, results of operations and financial condition.

Our dependence on a limited number of third party suppliers for components could prevent us from delivering our proposed products to our customers within required timeframes, which could result in order cancellations and substantial harm to our business.

We anticipate that we will purchase our products using materials and components procured from a limited number of third-party suppliers.  If we fail to establish or maintain our relationships with these suppliers, or to secure additional supply sources from other suppliers, we may be unable to provide our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes, and we may experience order cancellations and our business may fail.  The failure of a supplier to supply materials and components in a timely manner, or to supply materials and components that meet our quality, quantity and cost requirements could impair our ability to purchase our products or increase their costs, particularly if we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us.  In order to obtain required supplies, we may need to make large inventory purchases on short notice.  We may not have sufficient financial resources to make these purchases, which may exacerbate supply shortages.

Our liability insurance may not be adequate in a catastrophic situation.

We intend to maintain property damage insurance in the aggregate amount of approximately $500,000.  We intend to maintain liability insurance of up to $2,000,000 and products liability insurance of up to $2,000,000.  Material damage to, or the loss of, our facilities or equipment due to fire, severe weather, flood or other catastrophe, even if insured against, could result in a significant loss to the Company.

We  may not be able to retain our key executives which we need to succeed and new qualified personnel are extremely difficult to attract.

We believe that our continued success will depend to a significant extent upon the efforts and abilities of our senior management team.  Failure to retain our key personnel and other senior officers, or to attract and retain additional qualified personnel, could adversely affect our operations. We may not be able to find appropriate replacements for any of our key personnel. Any loss or interruption of the services of our key personnel could adversely affect our ability to develop and execute our business plan.  It could also result in our failure to create and maintain relationships with strategic partners that may be critical to our success. See “Management and Board of Directors.”

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

The market for electricity generation is heavily influenced by foreign, U.S. federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the U.S. and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar power products, for example, without certain major incentive programs and or the regulatory mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility network. These fees could increase the cost to our customers of using our solar power products and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.

We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar power products.

The reduction or elimination of government economic incentives could prevent us from achieving sales and market share.

We believe that the near-term growth of the market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government and economic incentives. Because a significant portion of our sales are expected to involve the on-grid market, the reduction or elimination of government and economic incentives may adversely affect the growth of this market or result in increased price competition, both of which could cause our revenue to decline.

Today, the cost of solar power exceeds retail electric rates in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan, Spain, Italy, Portugal, South Korea and the United States, have provided incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy.  These government economic incentives could be reduced or eliminated altogether. For example, Germany has been a strong supporter of solar power products and systems and political changes in Germany could result in significant reductions or eliminations of incentives, including the reduction of feed-in tariffs more rapidly than required by current law. Some solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Net metering and other operational policies in California, Japan or other markets could limit the amount of solar power installed there. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for and lower revenue from our products.  Changes in the level or structure of a renewable portfolio standard could also result in decreased demand for and lower revenue from our products.

Problems with product quality or product performance we distribute could result in a decrease in customers and revenue, unexpected expenses and loss of market share.

The solar products we plan to purchase are complex and must meet stringent quality requirements. Products this complex may contain undetected errors or defects, especially when first introduced. For example, solar panels may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects could cause us to, or may cause us to request that suppliers incur significant re-engineering costs, divert the attention of our personnel from product selling efforts and significantly affect our customer relations and business reputation. If we deliver solar panels with errors or defects, or if there is a perception that such solar panels contain errors or defects, our credibility and the market acceptance and sales of its solar power systems could be harmed.

The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline. We may need to indemnify dealers in the network and customers in some circumstances against liability from defects in our solar products. A successful indemnification claim against us could require us to make significant damage payments, which would negatively affect our financial results.

Since the solar products we plan to purchase cannot be tested for the duration of their standard multi-year warranty period, we may be subject to unexpected warranty expense; if we are subject to installation, warranty and product liability claims, such claims could adversely affect our business and results of operations.

Although the manufacturers represent that they conduct accelerated testing of their solar cells, our solar panels have not and cannot be tested in an environment simulating the full warranty period. As a result of the foregoing, we may be subject to unexpected warranty expense, which in turn would harm our financial results.  Our business may be subject to warranty and product liability claims in the event that its solar power systems fail to perform as expected or if a failure of its solar power systems results, or is alleged to result, in bodily injury, property damage or other damages.  Moreover, we may not have adequate resources in the event of a successful claim against us. We have evaluated the potential risks we face and believe that we can obtain appropriate levels of insurance for product liability claims. We will rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. However, a successful warranty or product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation, which could also adversely affect our business and operating results. Our business’ exposure to warranty and product liability claims is expected to increase significantly in connection with its planned expansion into the new home market.

Warranty and product liability claims may result from defects or quality issues in certain third party technology and components that we or our suppliers incorporate into their/our solar power systems, particularly solar cells and panels, over which we have no control. While our agreements with our suppliers would generally include warranties, such provisions may not fully compensate us for any loss associated with third-party claims caused by defects or quality issues in such products. In the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of the suppliers to our business.

The products we intend to distribute may not gain market acceptance, which would prevent us from achieving sales and market share.

The market for solar power is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to achieve sales and market share. In addition, demand for solar power in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power, including:

●	cost-effectiveness of solar power technologies as compared with conventional and competitive alternative energy technologies;

●	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

●	success of alternative distributed generation technologies such as hydrogen fuel cells, wind turbines, bio-diesel generators and large-scale solar thermal technologies;

●	fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources;

●	increases or decreases in the prices of oil, coal and natural gas;

●	capital expenditures by customers, which tend to decrease when the domestic or foreign economies slow;

●	continued deregulation of the electric power industry and broader energy industry; and

●	availability and or effectiveness of government subsidies and incentives.

We face intense competition from other companies producing solar power, system integrators and other energy generation products. If we fail to compete effectively, we may be unable to increase our market share and sales.

The mainstream power generation market and related product sectors are well established and we are competing with power generation from more traditional process that can generate power at lower costs than most renewable or environmentally driven processes.  Further, within the renewable power generation and technologies markets we face competition from other methods of producing renewable or environmentally positive power. Then, the solar power market itself is intensely competitive and rapidly evolving. Our competitors have established market positions more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network, we may be unable to achieve sales and market share. There are a number of major multi-national corporations that produce solar power products, including; Suntech, Sunpower, FirstSolar, BP Solar, Kyocera, Sharp, GE, Mitsubishi, Solar World AG and Sanyo. Also established integrators are growing and consolidating, including groSolar, Sunwize, Sunenergy and Real Goods Solar and we expect that future competition will include new entrants to the solar power market. Further, many of our competitors are developing and are currently producing products based on new solar power technologies that may have costs similar to, or lower than, our projected costs.

Most of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, manufacturing and other resources than we do. In certain cases, we are competing against some of the largest and most successful companies in the world.  Our competitors' greater sizes in some cases provides them with competitive advantages with respect to manufacturing costs due to their ability to allocate fixed costs across a greater volume of production and purchase raw materials at lower prices. They also have far greater name recognition, an established distribution network and an installed base of customers. In addition, many of our competitors have well-established relationships with current and potential resellers, which have extensive knowledge of our target markets. As a result, our competitors will be able to devote greater resources to the research, development, promotion and sale of their products and may be able to respond more quickly to evolving industry standards and changing customer requirements than we can.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines for us.

We are required to comply with all foreign, U.S. federal, state and local laws and regulations regarding pollution control and protection of the environment. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. In the course of future business we may use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our operations or related research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. If we fail to comply with present or future environmental laws and regulations we may be required to pay substantial fines, suspend production or cease operations.

Risk Related to the Company

The Company’s articles of incorporation limits the liability of our directors for monetary damages.

The Company’s articles of incorporation limits the liability of our directors for monetary damages for breach of fiduciary duties to the maximum extent permitted by Nevada law.  We may also have contractual indemnification obligations under future agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our company is substantially controlled by a limited number of parties.

The executive officers, directors and principal stockholders of the Company beneficially own approximately 88% of the outstanding shares of our Common Stock.  Accordingly, and because there is no cumulative voting for directors, these parties will be in a position to influence the election of all the directors of the Company and to control through their stock ownership the business of the Company.

These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.  In addition, because of the percentage of ownership and voting concentration in these principal shareholders, elections of our board of directors will generally be within the control of these shareholders. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders.  As such, it would be difficult for shareholders to propose and have approved proposals not supported by management.

The limitation of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

The Company is subject to the periodic reporting requirements of the Exchange Act, which will require us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs will reduce or might eliminate our profitability.

The Company is required to file periodic reports with the Commission pursuant to the Exchange Act and the rules and regulations promulgated thereunder.  To comply with these requirements, our independent registered auditors will have to review our quarterly financial statements and audit our annual financial statements.  Moreover, our legal counsel will have to review and assist in the preparation of such reports.  The costs charged by these professionals for such services cannot be accurately predicted at this time, because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys.  However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.  We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the trading price of our Common Stock, if a market ever develops, could drop significantly, or we could become subject to Commission enforcement proceedings.

As currently required under Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting.  Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009.  We have not yet completed our assessment of the effectiveness of our internal control over financial reporting.  We expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing, and remediation required to comply with the management certification and auditor attestation requirements.

During the course of our testing, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results would be harmed, investors could lose confidence in our reported financial information, the trading price of our Common Stock, if a market ever develops, could drop significantly, or we could become subject to the Commission’s enforcement proceedings.

Solar Park Initiatives, Inc.  has no history of compliance with United States securities laws and accounting rules.

In order to be able to comply with United States securities laws, Solar Park recently had its initial audit of its financial statements in accordance with U.S. generally accepted auditing standards.  As the management of Solar Park does not have a long term familiarity with the preparation of financial statements prepared in accordance with generally accepted accounting principles or with the preparation of periodic reports filed with the Commission, it may be more difficult for such management, when they become managers of the Company following the Share Exchange, to comply on a timely basis with Commission reporting requirements than a comparable public company.

The Common Stock may be considered a “penny stock” and may be difficult to sell.

While there can be no assurance that a public trading market will ever be developed, or if developed, that one will be maintained, it is likely that our Common Stock will be considered a “penny stock”.  The Commission has adopted regulations which generally define “penny stock” to be an equity security hat has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions.  Initially, the market price of the Common Stock is likely to be less than $5.00 per share and therefore may be designated as a “penny stock” according to Commission rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.  In addition, since the Common Stock is currently traded on the NASD’s Over-the-Counter Bulletin Board, investors may find it difficult to obtain accurate quotations of the Common Stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

There is a risk of market fraud.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. We are aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

There is limited liquidity on the OTC Bulletin Board.

When fewer shares of a security are being traded on the OTC Bulletin Board, volatility of prices may increase and price movement may outpace the ability of the OTC Bulletin Board to deliver accurate quote information. Due to lower trading volumes in the Common Stock, there may be a lower likelihood of a person’s orders for shares of the Common Stock being executed, and current prices may differ significantly from prices quoted by the OTC Bulletin Board at the time of order entry.

There is a limitation in connection with the editing and canceling of orders on the OTC Bulletin Board.

Orders for OTC Bulletin Board securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Bulletin Board. Due to the manual order processing involved in handling OTC Bulletin Board trades, order processing and reporting may be delayed.  As a result, it may not be possible to edit orders. Consequently, it may not be possible for the Company’s shareholders to sell the Common Stock at optimum trading prices.

A significant number of the Company’s shares will be eligible for sale, and their sale could depress the market price of the Company’s stock.

Sales of a significant number of shares of the Common Stock in the public market could harm the market price of the Common Stock.  As additional shares of the Common Stock become gradually available for resale in the public market pursuant to the availability of Rule 144, the supply of the Common Stock will increase, which could decrease its price.  The Company issued 60,905,000 (post split) shares of Common Stock in connection with the Merger.  Some or all of the shares of Common Stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of Common Stock.  In general, once the Common Stock may avail itself under Rule 144, assuming the availability of certain current public information about a issuer, a person who is not an affiliate of the issuer and has not been affiliated for a period of three (3) months private sale and, who has held restricted shares for the applicable holding period which is generally six months, may sell into the market an unlimited number of shares of Common Stock.

Risks Related to the Securities Markets and Investments in Our Common Stock

Our stock price may be volatile and our common stock could suffer a decline in value.

As of July 13, 2010, there has been no trading activities in the Company’s common stock.  There can be no assurance that a market will ever develop in the Company’s common stock in the future.  Should a market develop, the price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

• acceptance of our products in the industry;

• announcements of technological innovations or new products by us or our competitors;

• government regulatory action affecting our products or our competitors' products;

• developments or disputes concerning patent or proprietary rights;

• economic conditions in the United States or abroad;

• actual or anticipated fluctuations in our operating results;

• broad market fluctuations; and

• changes in financial estimates by securities analysts.

A registration of a significant amount of our outstanding restricted stock may have a negative effect on the trading price of our stock.

At August 14, 2010, the largest holder of the Company’s stock, Solar Energy Initiatives, Inc., had approximately 34,996,769 split-adjusted shares of restricted stock, or 57% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.  Any credit agreements, which we may enter into with institutional lenders, may restrict our ability to pay dividends.  Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the board of directors decides is relevant.  Therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

We may issue additional equity shares to fund the Company's operational requirements which would dilute your share ownership.

The Company's continued viability depends on its ability to raise capital.  Changes in economic, regulatory or competitive conditions may lead to cost increases.  Management may also determine that it is in the best interest of the Company to develop new services or products. In any such case additional financing is required for the Company to meet its operational requirements.  There can be no assurances that the Company will be able to obtain such financing on terms acceptable to the Company and at times required by the Company, if at all.  In such event, the Company may be required to materially alter its business plan or curtail all or a part of its operational plans as detailed further in Management's Discussion and Analysis in this Form 8-K. While the Company currently has no offers to sell it securities to obtain financing, sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially.  In the event that the Company is unable to raise or borrow additional funds, the Company may be required to curtail significantly its operational plans as further detailed in Requirements for Additional Capital in the Management Discussion and Analysis of this Form 8-K.

The Company’s Articles of Incorporation authorize the issuance of up to 100,000,000 total shares of Common Stock without additional approval by shareholders. As of August 14, 2010, we had 61,605,000 adjusted shares of common stock outstanding and warrants to issue an additional 2,620,604 shares issued and outstanding.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of August 14, 2010, approximately 54,325,000 of the 61,605,000 issued and outstanding shares of the Company's common stock are restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 487,500 shares of our restricted shares of common stock are held by Summerton Consulting, Inc who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company's shares to decline.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a six month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate, as such term is defined in Rule 144(a)(1), of the Company and who has satisfied a one year holding period. Any substantial sale of the Company's common stock pursuant to Rule 144 may have an adverse effect on the market price of the Company's shares. This filing will satisfy certain public information requirements necessary for such shares to be sold under Rule 144.   However, since the Company has previously indicated in its filings with the Commission that it is a shell company, as that term is defined under the Securities Act, pursuant to Rule 144, shareholders must wait at least one year from the date of the filing of this Form 8-K to avail themselves of Rule 144 unless we file a registration statement for the sale of such shares prior thereto.

The requirements of complying with the Sarbanes-Oxley act may strain our resources and distract management

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. The costs associated with these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Historically, as a private company we have maintained a small accounting staff, but in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant additional resources and management oversight will be required. This includes, among other things, retaining independent public accountants. This effort may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial persons with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

Sales of additional equity securities may adversely affect the market price of our common stock and your rights in the Company may be reduced.

We expect to continue to incur research and development and selling, general and administrative costs, and in order to satisfy our funding requirements, we may need to sell additional equity securities. Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon sale of their shares.  Also, any new securities issued may have greater rights, preferences or privileges than our existing common stock which may adversely affect the market price of our common stock and our stock price may decline substantially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger and Reorganization (the “Agreement”) by and among  Critical Digital Data, Inc., Solar Park Acquisition Corp., a Nevada corporation and Solar Park Initiatives, Inc., a Nevada corporation, dated July 6, 2010. (1)

3.1	Certificate of Amendment of Articles of Incorporation of Critical Digital Data, Inc. (1)

3.2	Articles of Merger of Solar Park Initiatives, Inc. and Solar Park Acquisition Corp.(1)

10.1	2010 Equity Incentive Plan (1)

31.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 19, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAR PARK INITIATIVES, INC.

Dated: August 14, 2010	By:	/s/David Surette
David Surette
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Accounting Officer)

Dated: August 14, 2010	By:	/s/ David Fann
David Fann
Director

	By:	/s/ Michael Dodak
Michael Dodak
Director

	By:	/s/ Pierre Besuchet
Pierre Besuchet
Director

	By:	/s/ J. Everett Airington
J. Everett Airington
Director