Form 10-K
period 2010-09-30
Solar Park Initiatives, Inc.
filed 2010-12-28
CIK 1451565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the fiscal year ended September 30, 2010

or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from February 1, 2010 to September 30, 2010

Commission file number 333-156057

Solar Park Initiatives, Inc. (f/k/a Critical Digital Data, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	80-0189455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

818 A1A North, Suite 202, Ponte Vedra Beach , FL	32082
(Address of principal executive offices)	(Zip Code)

(904) 644-6090
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Copies to:

Stephen M. Fleming, Esq.
Law Offices of Stephen M. Fleming PLLC
49 Front Street, Suite #206
Rockville Centre, New York 11570
516-833-5034
516-977-1209 (fax)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
[  ] Yes [ X ] No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  { X }  No {}

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by a check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ( )   No (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  {  }  No {X }

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller Reporting Company  [x]

As of December 28, 2010, the Company had outstanding 62,769,000 shares of its common stock, par value $0.001.  The aggregate market value of the common stock, par value $0.001 per share, held by non-affiliates,  is $5,320,484, based on the closing price of $0.21 as reported on the Over the Counter Bulletin Board on December 23, 2010

SOLAR PARK INITIATIVES, INC.
Form 10-K for the Fiscal Year Ended September 30, 2010

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements are statements that do not represent historical facts. We use words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “continue” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation”, our plans and expectations regarding future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “Item 1A: Risk Factors” and our other filings with the Securities and Exchange Commission for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Our fiscal year ends on September 30 of the applicable calendar year. All references to fiscal periods apply to our fiscal quarters or year which ends on the last day of the calendar month end.

Estimates of Future Financial Results are Inherently Unreliable.

From time to time, representatives of Solar Park Initiatives, Inc. (f/k/a Critical Digital Data, Inc..) ("Solar Park,” the ”Company," “we,” “our,” or “us”) may make public predictions or forecasts regarding the Company's future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations.  In addition, representatives of the Company may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding the Company's projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company's own present expectations regarding its future results of operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company's business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

PART I

ITEM 1: BUSINESS

Recent Developments

Solar Park Initiatives, Inc., f/k/a Critical Digital Data, Inc. ( the “Company”, “us”, “our” or “we”), was incorporated in the State of Nevada as Critical Digital Data, Inc. as a for-profit company on May 2, 2008 and established a fiscal year end of September 30.  Prior to the CDIX Transaction (as defined below), the Company was a development stage company that intended to develop, launch and operate an online data storage service specifically for data preservation and disaster recovery.  As a result of the CDIX Transaction with Solar Park Initiatives, Inc., privately owned Nevada corporation (“Solar Park”), we have adopted the business plan of Solar Park.

On July 12, 2010, the Company consummated an agreement to acquire all of the outstanding capital stock of Solar Park, in exchange for 31,449,016 shares of the Company’s common stock (the “CDIX Transaction”).  Prior to the CDIX Transaction, the Company was a non-operating public shell company with no operations, nominal assets, accrued liabilities totaling $17,042 and 7,280,000 shares of common stock issued and outstanding; and Solar Park, was a professional services and project developing company in San Diego, CA,.  The CDIX Transaction is considered to be a capital transaction in substance, rather than a business combination.  In as much, the CDIX Transaction is equivalent to the issuance of stock by Solar Park., for the net monetary assets of a non-operational public shell company, accompanied by a recapitalization.  CDIX issued 53,137,500 shares of its common stock for all of the issued and outstanding common stock of Solar Park. The accounting for the CDIX Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded.  Accordingly, these financial statements are the historical financial statements of Solar Park.  Solar Park was incorporated in September 25, 2009.  Therefore, these financial statements reflect activities from September 25, 2009 (date of inception for Solar Park.) and forward.

Company Description and Overview

Solar Park Initiatives is a professional services and project developing firm attempting to develop land in the United States and foreign markets for large utility scale solar photovoltaic (“PV”) projects.  The Company anticipates it will provide engineering, procurement of products and construction (“EPC”) via third party vendors including Solar Energy Initiatives, Inc., a significant shareholder of the Company.  The Company anticipates these projects will be funded through both third-party and government incentives, which it hopes to then sell the resultant electrical production to various utilities through a Power Purchase Agreement (“PPA”).  The Company expects to provide energy savings to commercial and municipality users without any out of pocket engineering, procurement or construction (“EPC”) costs to those users of energy.  In addition to being the Solar Project Developer (“SPD”) into the projects, Solar Park Initiatives may recognize  operating and maintenance service sales over a 20-year period or longer.

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

The Company is currently focused on locating properties suitable for development and/or current projects available needing completion.  The Company intends to construct energy generation facilities utilizing its integrated partner relationships. The Company believes that its main line of renewable energy generation will come from large scale solar arrays.  Other renewable energy generation whether wind, bio-mass or geo-thermal may be part of the Company’s portfolio although these other areas are not expected to be its main component.

The Company is seeking logistically and economically suitable host sites to add to its current pipeline of developing projects, to obtain 20 year power purchase agreements, and to construct large scale solar arrays on those host sites. With its significant internal EPC experience, financial relationships and with current external EPC relationships the Company plans to develop these solar arrays by building, owning and operating medium and large scale solar photovoltaic energy generation facilities.  The Company will set up individual project limited liability companies known as special purpose vehicles (“SPV’s”) to own and develop each project.  Each project can be funded through external investment, government incentives (e.g. federal American Recovery and Reinvestment Act stimulus grants and/or local feed in tariffs), or from host site owners.

The Energy Industry

            The production of electrical power is one of the world's largest industries.  The demand and cost for electricity is expected to increase in the coming years.

Fossil fuels are non-renewable resources, meaning that at some point the world will exhaust all known oil and natural gas reserves.  We believe the electrical utility industry and traditional oil and gas companies face many challenges in meeting the growing worldwide demand for energy, including the following:

•
Fossil Fuel Supply Constraints:   A large portion of the world's electricity is generated from fossil fuels such as coal, oil and natural gas. Limited fossil fuel supply and escalating demand for electricity should continue to drive up wholesale electricity prices, creating a need to develop new technologies for power generation.

•
Infrastructure Constraints:   In many parts of the world, the existing electricity generation and transmission infrastructure is insufficient to meet projected demand. Developing and building a centralized power supply and delivery infrastructure is capital intensive. This has left the electricity supply insufficient to meet demand in some areas, resulting in both scheduled and unscheduled blackouts.

•
Desire for Energy Security:   Given the political and economic instability in the major oil and gas producing regions of the world, governments are trying to reduce their dependence on foreign sources of fossil fuels.

An underlying consideration concerning the delivery of electricity is the location of the generation source relative to the location of the end-use consumption. Over the past century, the economics of power plant construction supported larger and larger central station sites linked to transmission lines spanning great distances to reach the ultimate consumer. These economic considerations have been altered by the advent of smaller scale technologies that can provide electricity at competitive prices near the place of consumption. The combination of economic factors and of advances in generation technologies opens the market to an opportunity for "distributed generation" of electricity in combination with traditional grid resources. Distributed generation in its simplest configuration is energy generation at the source of consumption (solar and thermal panels on the roof or contiguous to the user’s location).  Our products and services, including solar parks, are directed at this renewable distributed generation environment as well as specific application power solutions.

Environmental Issues and Regulations

We are subject to a variety of foreign, federal, state and local governmental laws and regulations related to generation and delivery of electricity and the purchase, storage, use and disposal of hazardous materials. In some cases, these laws provide local utilities with “monopoly” rights, adversely constraining our ability to easily penetrate economically attractive markets.  In other cases, if we fail to comply with present or future environmental laws and regulations, we could be subject to fines, suspension of production or a cessation of operations.  In addition, under some foreign, federal, state and local statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

In addition to those we have identified, we continue to seek markets that allow for the generation and sale of electricity by “third party developers”.  We also believe that we will apply for and receive all environmental permits necessary to conduct our business.  We are not aware of any pending or threatened environmental investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving our current facilities. Any failure by us to control the use of or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.

Dependence on Government Subsidies and Incentives
Various subsidies and tax incentive programs exist at the federal, state and local level to encourage the adoption of solar power including capital cost rebates, performance-based incentives, feed-in tariffs, tax credits and net metering. Capital cost rebates provide funds to customers based on the cost or size of a customer’s solar power system. Government policies, in the form of regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers.

Performance-based incentives provide funding to a customer based on the energy produced by their solar system. Under a feed-in tariff subsidy, the government sets prices that regulated utilities are required to pay for renewable electricity generated by end-users. The prices are set above market rates and may be differentiated based on system size or application. Feed-in tariffs pay customers for solar power system generation based on kilowatt-hours produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer’s taxes at the time the taxes are due. Net metering programs allow a customer, who generates more energy than used, to “sell” electricity back to the utility which will spin the meter backwards. During these periods, the customer “lends” electricity to the grid, retrieving an equal amount of power at a later time. Net metering programs enable end-users to sell excess solar electricity to their local utility in exchange for a credit against their utility bills. Net metering programs are usually combined with rebates, and do not provide cash payments if delivered solar electricity exceeds their utility bills.

Renewable Energy Certificates
In addition, several states have adopted renewable portfolio standards (“RPS”), which mandate that a certain portion of electricity delivered to customers come from a set of eligible renewable energy resources. Under a renewable portfolio standard, the government requires regulated utilities to supply a portion of their total electricity in the form of renewable electricity. Some programs further specify that a portion of the renewable energy quota must be from solar electricity.  A utility can receive “credit” for renewable energy produced by a 3rd party by either purchasing the electricity directly from the producer or paying a fee to obtain the right to renewable energy generated but used by the generator or sold to another party.  This Renewable Energy Credit allows the utility to add this electricity to its RPS requirement total without actually expending the capital for generating facilities.

Despite the benefits of solar power, there are also certain risks and challenges faced by solar power. Solar power is currently dependent on government subsidies to promote acceptance by mass markets. We believe that the near-term growth in the solar energy industry depends significantly on the continued availability and size of these government subsidies and on the ability of the industry to reduce the cost of generating solar electricity. The market for solar energy products is, and will continue to be, heavily dependent on public policies that support growth of solar energy. There can be no assurances that such policies will continue. Decrease in the level of rebates, incentives or other governmental support for solar energy would have an adverse affect on our ability to sell our products.

Challenges Facing Solar Power
            The solar power industry must overcome the following challenges to achieve widespread commercialization of its products:

•
Decrease Per Kilowatt-hour Cost to Customer.     In most cases, the current cost of solar electricity is greater than the cost of retail electricity from the utility network. While government programs and consumer preference have accelerated the use of solar power for on-grid applications, product cost remains one of the largest impediments to growth. To provide an economically attractive alternative to conventional electricity network power, the solar power industry must continually reduce manufacturing and installation costs.

•
Achieve Higher Conversion Efficiencies.     Increasing the conversion efficiency of solar cells reduces the material and assembly costs required to build a solar panel with a given generation capacity. Increased conversion efficiency also reduces the amount of rooftop space required for a solar power system, thus lowering the cost of installation per consumer.

•
Improve Product Appearance.     We believe that aesthetics are a barrier to wider adoption of solar power products particularly among residential consumers. Historically, residential and commercial customers have resisted solar power products, in part, because most solar panels are perceived as unattractive.

Ultimately, federal and state government, and locally sponsored, support for the solar industry is expected to reduce or stop.  At or before that time, solar technologies must be priced, as a function of purchase price and performance, to compete cost effectively with traditional electricity generating technologies.

Business Strategies

The Company is currently focused on locating properties suitable for development and/or current projects available needing completion.  The Company intends to construct energy generation facilities utilizing its integrated partner relationships. The Company anticipates its main line of renewable energy generation will come from large scale solar arrays.  Other renewable energy generation whether; wind, bio-mass or geo-thermal may be part of the Company’s portfolio it is not expected to be its main component.

The Company is seeking logistically and economically suitable host sites to add to its current pipeline of developing projects, to obtain 20 year power purchase agreements, and to construct large scale solar arrays on those host sites. With its significant internal EPC experience, financial relationships and current external EPC relationships the Company plans to develop these solar arrays by building, owning and operating medium and large scale solar photovoltaic energy generation facilities.  The Company will set up individual project limited liability companies known as special purpose vehicles (“SPV’s”) to own and develop each project.  Each project can be funded through external investment, government incentives (e.g. federal ARRA stimulus grants and/or local feed in tariffs), or from host site owners.

Sales and Marketing

We intend to focus on the construction and sale of each project individually and/or the sale of the energy out of the final generation facility.

 The Company is targeting commercial and utility customers that have a large energy bill. The Company has focused sales and marketing operations in states in the south and western portions of the United States where solar isolation is high, desert land values are low and electric rates are above $0.08 cents per KWh and the state and/or the utilities provide monetary incentives.  The sales revenue will mainly be generated through the sale of solar generated energy power.  We expect that power purchase agreements (“PPA’s”) will be for 20 years.

The Company has developed a sales strategy centered on indirect channels for the purpose of obtaining qualified sales opportunities with decision-makers.  The Company’s team is working with a number of different types of channel partners that will assist in providing the necessary introductions throughout the sales process.  However, no assurance can be given that the Company will be able to enter definitive agreements with these parties or that they will be on terms that are favorable to the Company.  The primary goal in the first quarter of 2011 is to develop host site projects suitable for investment, energy  and sales generation.

Part of the Company’s sales plan is to enter PPAs with large commercial entities and utilities.  The Company is currently proposing development sites to:

•	Utilities such as Pacific Gas & Electric and Southern California Edison
•	Commercial entities with over $2.0 billion in revenues

We have not entered into any sort of agreements with the above entities and there is no guarantee that we will be successful in doing so.

Competitive Technologies

There are currently four types of competitors to the Company:

1.
Traditional power generation companies – this group represents the largest power generation in the energy sector.  These companies typically generate electricity using fossil fuels, nuclear, coal and hydro.

2.
Wind Farms – this is a relative newcomer to the market.  Wind generation had a phase of popularity in the late 1980s.  However, due to problems with gearing and maintenance, many wind farms from that era closed.  Over the last four years, wind generation has again become an area of interest.  While gearing problems and maintenance continues to plague wind turbines, new technologies make this form of generation profitable in many locations.

3.
Solar Thermal – Solar thermal is being tested in several locations around the country.  While it tends to be more efficient than Solar PV, it is has significant numbers of moving parts, and currently higher cost structure, which can cause efficiency and cost issues in the long term.

4.
Other PV Installers – The Company also faces competition from other regional energy consultants practicing in the same region as Solar Park with more established businesses than the Company such as Sun First, First Solar, Solar City, MC Solar Engineering and Pacific Power Management.

Many of our competitors have established a stronger market position than ours and have larger resources and recognition than we have.   We believe that the key competitive factors in the market for solar products include:

•	power efficiency and performance;
•	price;
•	quality, and warranty coverage and length;
•	aesthetic appearance of solar installations;
•	strength of distribution relationships; and
•	Knowledgeable sales and installation personnel.

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

The Company currently is operating out of an executive office suite in Ponte Vedra Beach, Florida.

Employees

As of September 30, 2010, the Company employed one full-time and one part-time employee and several outside consultants.  Management believes its employee relations are good.  No employees are covered by a collective bargaining agreement.

Corporate Information

The Company's corporate headquarters are located at 818 A1A North, Suite 202, Ponte Vedra Beach, Florida 32082.

ITEM 1A. RISK FACTORS
Investing in the Company's common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this annual report, before purchasing shares of the Company's common stock. There are numerous and varied risks, known and unknown, that may prevent the Company from achieving its goals. The risks described below are not the only ones the Company will face. If any of these risks actually occur, the Company's business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of the Company's common stock could decline and investors in the Company's common stock could lose all or part of their investment.

Risks Related to the Operations of Solar Park

We have a limited operating history, there is no certainty that we will ever generate revenue and achieve profitability.

We have yet to commence revenue generating operations and have never generated revenues since inception we have incurred significant losses from development and operations. As shown in our pro forma condensed combined financial statements, as of the periods ended September 30, 2010 and September 30, 2009 we have incurred a cumulative net loss of $1,150,881 and $0, respectively, from operations.  We will continue to incur operating losses in the future, primarily due to the initiation and expansion of our operations. Negative cash flow from operations may also continue into future. Our ability to achieve profitability depends upon our ability to: market and sale our products and services and to sell large municipal and commercial projects, and successfully begin development of one or more solar park(s).

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

We may not be able to implement our proposed product and service offerings, or implement the other features of our business strategy at the rate or to the extent presently planned.  Our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

The demand for products requiring significant initial capital expenditures such as our solar power products and services are affected by general economic conditions.

The United States and countries worldwide have recently experienced a period of declining economies and turmoil in financial markets. A sustained economic recovery is uncertain. In particular, terrorist acts and similar events, continued unrest in the Middle East or war in general could contribute to a slowdown of the market demand for products that require significant initial capital expenditures, including demand for solar power systems and new residential and commercial buildings. In addition, increases in interest rates may increase financing costs to customers, which in turn may decrease demand for our solar power products. If an economic recovery is slowed as a result of the recent economic, political and social events, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our solar power products, which may harm our operating results.

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

We maintain property damage insurance in the aggregate amount of approximately $500,000.  We maintain liability insurance of up to $2,000,000 and products liability insurance of up to $2,000,000.  Material damage to, or the loss of, our facilities or equipment due to fire, severe weather, flood or other catastrophe, even if insured against, could result in a significant loss to the Company.

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

The executive officers, directors and principal stockholders of the Solar Energy Initiatives, Inc. beneficially own approximately 54.0% of the outstanding shares of our common stock.  Accordingly, and because there is no cumulative voting for directors, these parties will be in a position to influence the election of all the directors of the Company and to control through their stock ownership the business of the Company.

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

The Company is required to file periodic reports with the Commission pursuant to the Exchange Act and the rules and regulations promulgated there under.  To comply with these requirements, our independent registered auditors will have to review our quarterly financial statements and audit our annual financial statements.  Moreover, our legal counsel will have to review and assist in the preparation of such reports.  The costs charged by these professionals for such services cannot be accurately predicted at this time, because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys.  However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.  We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the trading price of our Common Stock, if a market ever develops, could drop significantly, or we could become subject to Commission enforcement proceedings.

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

Sales of a significant number of shares of the Common Stock in the public market could harm the market price of the Common Stock.  As additional shares of the Common Stock become gradually available for resale in the public market pursuant to the availability of Rule 144, the supply of the Common Stock will increase, which could decrease its price.  The Company issued 60,905,000 (post split) shares of Common Stock in connection with the CDIX Transaction.  Some or all of the shares of Common Stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of Common Stock.  In general, once the Common Stock may avail itself under Rule 144, assuming the availability of certain current public information about a issuer, a person who is not an affiliate of the issuer and has not been affiliated for a period of three (3) months private sale and, who has held restricted shares for the applicable holding period which is generally six months, may sell into the market an unlimited number of shares of Common Stock.

Risks Related to the Securities Markets and Investments in Our Common Stock

Our stock price may be volatile and our common stock could suffer a decline in value.

As of December 28, 2010, there has been limited trading activities in the Company’s common stock.  There can be no assurance that the market will ever develop in the Company’s common stock in the future.  Should a market develop, the price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

At December 23, 2010, the largest holder of the Company’s stock, Solar Energy Initiatives, Inc., had approximately 34,996,769 split-adjusted shares of restricted stock, or 56.8% of the issued common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

The Company’s Articles of Incorporation authorize the issuance of up to 100,000,000 total shares of Common Stock without additional approval by shareholders. As of September 30, 2010, we had 60,905,000 adjusted shares of common stock outstanding and warrants and options to issue an additional 3,146,916 shares issued and outstanding.  We also had 1,754,000 of additional shares payable as of September 30, 2010.  As of December 28, 2010, we had 62,769,000 adjusted shares of common stock outstanding.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of December 23, 2010, approximately 55,489,000 of the issued shares of the Company's common stock are restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 487,500 shares of our restricted shares of common stock are held by a consulting company who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company's shares to decline.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a six month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate, as such term is defined in Rule 144(a)(1), of the Company and who has satisfied a one year holding period. Any substantial sale of the Company's common stock pursuant to Rule 144 may have an adverse effect on the market price of the Company's shares. This filing will satisfy certain public information requirements necessary for such shares to be sold under Rule 144.   However, since the Company has previously indicated in its filings with the Commission that it is a shell company, as that term is defined under the Securities Act, pursuant to Rule 144, shareholders must wait at least one year from the date of the filing of their Form 8-K to avail themselves of Rule 144 unless we file a registration statement for the sale of such shares prior thereto.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s main office is 818 A1A North, Suite 202, Ponte Vedra Beach, Florida 32082 comprised of 500 square feet under a month to month lease which expires on June 30, 2011 at a monthly rental of $500, with 0% annual increases on each.

Currently there is a satellite office in the Park Research Center, Bldg. 18, Suite 1801, Research Triangle Park, NC.  There is no monthly rent currently for this facility.

ITEM 3. LEGAL PROCEEDINGS

Other than routine litigation arising in the ordinary course of business that we do not expect, individually or in the aggregate, to have a material adverse effect on us, there is no currently no pending legal proceeding and, as far as we are aware, no governmental authority is contemplating any proceeding to which we may be a party or to which any of our properties is subject.

ITEM 4. (REMOVED AND RESERVED)

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

As of December 27, 2010 our common stock was quoted and trading on the OTC Bulletin Board under the trading symbol of “SOPV”.  Prior to the reverse merger the Registrant was trading under the symbol “CDIX”.

The following table sets forth quarterly high and low bid prices of a share of our common stock as reported by the OTC Bulletin Board for the years 2010 and 2009. Prior to September 15, 2010, there was no active market for our common stock.  The quotations listed below reflect inter-dealer prices, without mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

Price
	High $		Low $
2010
Fourth quarter ended September 30, 2010		$1.01		$.40
Third quarter ended June 30, 2010	$	NA	$	NA
Second quarter ended March 311, 2010	$	NA	$	NA
First quarter ended December 31, 2009	$	NA	$	NA
2009
There was no applicable or comparable trading for the full fiscal year ended 2009	NA		NA

On July 13, 2010, the authorized number of shares of the Company was increased from 15,000,000 to 100,000,000.

The closing price of our common stock on the OTC Bulletin Board on December 23, 2010 was $.23 per share.

On December 23, 2010 common stock was held of record by approximately 300 shareholders.

Dividends

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Equity Compensation Plan Information

The Company does not have a formal equity compensation plan.  Any equity that is issued as compensation is based upon Board of Director approval.

ITEM 6. SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K. the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with our consolidated financial statements included in this Annual Report on Form 10-K and the notes thereto, as well as the other sections of this Annual Report on Form 10-K , including “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report. Our actual results may differ materially.

Limited Operating History

There is limited historical financial information about our Company upon which to base an evaluation of our future performance.  Our Company generated $0 in revenues for the eight-month period ended September 30, 2010.  We cannot guarantee that we will be successful in our business.  We are subject to risks inherent in a development stage company, including limited capital resources, possible delays in developing our sales channels, and possible margin reductions due to pricing inefficiencies and competition.  There is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

Solar Park Initiatives, Inc., f/k/a Critical Digital Data, Inc. ( the “Company”, “us”, “our” or “we”), was incorporated in the State of Nevada as Critical Digital Data, Inc. as a for-profit company on May 2, 2008 and established a fiscal year end of September 30.  Prior to the CDIX Transaction (as defined below), the Company was a development stage company that intended to develop, launch and operate an online data storage service specifically for data preservation and disaster recovery.  As a result of the CDIX Transaction with Solar Park Initiatives, Inc., privately owned Nevada corporation (“Solar Park”), we have adopted the business plan of Solar Park.

On July 12, 2010, the Company consummated an agreement to acquire all of the outstanding capital stock of Solar Park, in exchange for 31,449,016 shares of the Company’s common stock (“the CDIX Transaction”).  Prior to the CDIX. Transaction, the Company was a non-operating public shell company with no operations, nominal assets, accrued liabilities totaling $17,042 and 7,280,000 shares of common stock issued and outstanding; and Solar Park, was a professional services and project developing company.  The CDIX Transaction is considered to be a capital transaction in substance, rather than a business combination.  In as much, the CDIX Transaction is equivalent to the issuance of stock by Solar Park., for the net monetary assets of a non-operational public shell company, accompanied by a recapitalization.  CDIX issued 53,137,500 shares of its common stock for all of the issued and outstanding common stock of Solar Park. The accounting for the CDIX Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded.  Accordingly, these financial statements are the historical financial statements of Solar Park.  Solar Park was incorporated in September 25, 2009.  Therefore, these financial statements reflect activities from September 25, 2009 (date of inception for Solar Park.) and forward.

Solar Park Initiatives will attempt to develop land in the United States and foreign markets for large utility scale solar photovoltaic (“PV”) projects.  The Company anticipates it will provide engineering, procurement of products and construction (“EPC”) via third party vendors including Solar Energy Initiatives, Inc. , a shareholder of the Company    The Company anticipates these projects will be funded through both third-party and government incentives, which it hopes to then sell the resultant electrical production to various utilities through a Power Purchase Agreement (“PPA”).  The Company expects to provide energy savings to commercial and municipality users without any out of pocket engineering, procurement or construction (“EPC”) costs to those users of energy.  In addition to being the Solar Project Developer (“SPD”) into the projects, Solar Park Initiatives will recognize energy sales over a 20-year period or longer.

Solar Park is a professional services and project developing firm providing renewable energy through PV and solar thermal technologies.  The Company intends to market its services in states where insolation (sunshine) is high, land is relatively inexpensive, and utility rates are high to compete with local utility rates.  The Company attempts to leverage its energy expertise, solar PV supplier relationships, and procurement processes to help businesses, municipalities and power companies maximize the possible energy savings coupled with reduced emissions enabled by the advent of this new generation source.

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

Inception to Date through September 30, 2010
Results of Operations

The following table sets forth our statements of operations data for the following periods:

Summary Income Statement

	For the Eight Months Ended September 30, 2010	Inception to January 31, 2010	Inception to date through September 30, 2010
Revenues, net	$-	$-	$-
Gross profit	-	-	-
Selling, general and administrative expenses	904,416	246,465	1,150,881
Total operating expenses	904,416	246,465	1,150,881
Loss from operations	(904,416)	(246,465)	(1,150,881)
Other income (expense)	-	-	-
Net loss	$(904,416)	$(246,465)	$(1,150,881)

    Selling, general and administrative

Selling, general and administrative expenses for the period inception to date through September 30, 2010 were $1,150,881.  Cash-based management fees, wages and salaries were $253,291for the period inception to date through September 30, 2010.  Stock based compensation of $324,093, cashless stock option agreements for compensation $297,450; travel and entertainment expenses of $34,448 and legal and professional costs of $122,430 mainly comprised the selling, general and administrative expenses for the period inception to date through September 30,  2010.

Net Loss

Net loss was $ 1,150,881 for the period inception to date through September 30, 2010.  The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize revenues from our business plan.

Liquidity and Capital Resources

As of September 30, 2010, we had cash of $158, and working capital deficit of ($120,565).

For the eight-month period ended September 30, 2010, we used $207,567 of cash in operations.  Investing activities used $10,152 of cash during the eight-month period  and financing activities provided $200,000 of net cash during the eight-month period, which resulted primarily from private placement subscription, warrant calls and notes payable proceeds.

The cost of our solar park projects are somewhat volatile and is influenced by supply and demand of components. While the cost of solar PV panels dropped significantly during our FY 2009, we saw a bottom reached with PV panel pricing reversing direction and moving up. We believe this was due to excess demand for PV panels in Europe where many of the rich incentives that were available for the installation of solar arrays will either be reduced or eliminated in the future. We therefore believe that both pricing and delivery times will improve in 2011. A significant increase in cost of materials that we cannot pass on to our customers could cause us to run out of cash which we are not forecasting in our future plans, and would require us to raise additional funds or curtail operations.

As we continue to increase the level of management and other operating requirements of developing our business, our cash needs have increased and therefore we will need to execute on our business plans which include positive cash flow operations, and/or acquire additional financing to supplement cash flows.  Unless we can attain sufficient levels of revenues, we will need to raise additional funds during the next twelve month period.  For the fiscal year ended September 30, 2010 we have been able to obtain approximately $300,000 of capital through equity financing and $0 of debt financing.  We will require approximately $1,000,000 of additional capital funding, to allow us to continue the execution of our business plan through September 30, 2011.  If we are not successful in raising the required capital, or begin one or more of the projects in our business pipeline, we will need to reduce the breadth of our business.

We have few staff throughout the current fiscal year, however as the project pipeline continues to develop and as we proceed through the year, we anticipate adding staff such as project management staff, sales and marketing staff, solar engineers, and accounting and administrative staff. We expect, although we cannot guarantee, that most of these staff additions will not precede revenue generation and are included in the requirements listed above We expect that additional supply of solar panels from various manufacturers will be available.  While this bodes well for the overall economics of the sale of solar to potential customers, increased competition and the reduction in revenue per project or less gross margin on each panel sold, could cause additional capital to be required.

Since inception, our operations have primarily been funded through private equity financing, and accounts payable debt.  We expect to continue to seek additional funding through private or public equity and debt financing as our business expands, and potentially seek a larger funding round to quickly drive the business forward.

However, there can be no assurance that our plans discussed above will materialize and/or that we will be successful in funding our estimated cash shortfalls through additional debt or equity capital and/or any cash generated by our operations. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

To operate our current business groups, we will need up to $1.0 million in funds over the next twelve months. Part of this funding may be needed as the time required to realize revenues and cash from large commercial projects can be lengthy, with costs to develop these projects incurred up front. As of September 30, 2010 we had approximately $158 in cash on hand, which means there will be an anticipated shortfall of $1.0 million as we project our current cash requirements for the next twelve months.  To sustain operations and continue development, we expect that will need to raise additional capital.  As of our fiscal year end, there were no known demands or commitments, employment agreements of the executives, that will necessitate liquidation of the Company.  The current level of cash is not enough to cover the employees and office rent for the next twelve months.

Assuming we are successful in our sales and project development effort we believe that we will be able to raise additional funds through the sale of our stock to either current or new shareholders. Of course there is no guarantee that we will be able to raise additional funds or to do so at an advantageous price.

Critical Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying financial statements arise from our belief that we will secure an a d equate amount of cash to continue as a going concern, that our allowance for doubtful accounts is adequate to cover potential losses in our receivable portfolio, that all long-lived assets are recoverable.  The markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Revenue Recognition - The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. The Company generates revenue from the construction and sale of solar park projects and maintaining a service agreement in those solar park projects for ongoing revenue stream based upon a services agreement. The Company anticipates it will complete installations in fiscal year 2011. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller's price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Amounts billed or received from customers in advance of performance are recorded as deferred revenue.

Construction Contracts

Revenue for construction contracts is primarily comprised of projects which are governed by customer contracts that require the Company to deliver functioning solar power systems and are generally completed within three to twelve months from commencement of construction.  The Company recognizes revenue from fixed price construction contracts using the percentage-of-completion method of accounting. Under this method, systems revenue arising from fixed price construction contracts is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs.

Incurred costs used in the Company’s percentage-of-completion calculation include all direct material, labor, subcontract costs, and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Project material costs are included in incurred costs when the project materials have been installed by being permanently attached or fitted to the solar power system as required by the project’s engineering design.

In addition to a project deliverable, a limited number of arrangements also include multiple deliverables such as post-installation systems monitoring and maintenance. For contracts with separately priced monitoring and maintenance, the Company recognizes revenue related to such separately priced elements over the contract period. For contracts including monitoring and maintenance not separately priced, the Company determined that post-installation systems monitoring and maintenance qualify as separate units of accounting. Such post-installation monitoring and maintenance are deferred at the time the contract is executed and are recognized to revenue over the contractual term. The remaining revenue is recognized on a percentage-of-completion basis.

In addition, when arrangements include contingent revenue clauses such as penalty payments or customer termination or put rights for non-performance, the Company defers the contingent revenue until such time as the contingencies expire. In certain limited cases, the Company could be required to buy-back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met for periods of up to two years. To date, no such repurchase obligations have been required.

Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. Contracts may include profit incentives such as milestone bonuses. These profit incentives are included in the contract value when their realization is reasonably assured.

Maintenance services in the solar park projects

Revenue for ongoing maintenance services in the solar park projects will be based upon services agreements and when the services are performed.

Stock-Based Compensation - The Company issues stock as compensation for services at the current market fair value.

We account for equity instruments issued for services based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. Stock based compensation was determined using the fair value of the services performed due to the lack of historical fair value of the equity instruments.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Significant Capital Expenditures

During the eight-month period ended September 30, 2010, we acquired approximately $40,203 of  intangible assets for project development purposes, by issuing stock options of the Company’s and no cash was used.  The Company also developed its website at www.solarparkinitiatives.com at a net fixed asset cost of $9,306.

Subsequent Events

During October 2010 Solar Energy Initiatives, Inc (SNRY) announced that Solar Park Initiatives, Inc. (SOPV) will file a registration statement during the fourth quarter of 2010 with the U.S. Securities and Exchange Commission (SEC), whereby SNRY will seek to distribute SOPV shares upon being declared effective.  Under the spin-off arrangement, Solar Energy Initiatives' shareholders as of market close on October 29, 2010 will receive one share of Solar Park Initiatives for every two shares of Solar Energy Initiatives that they own. Upon the Registration Statement being declared effective by the SEC, Solar Energy Initiatives will distribute the shares of Solar Park Initiatives common stock to SNRY stakeholders.

During October 2010 the Company issued 100,000 Rule 144 restricted shares for consulting services as deferred compensation for services through 2011 for a total value of $15,000 and a stock payable as of September 30, 2010.

During October 2010 the Company issued 64,000 Rule 144 restricted shares for consulting services for the eight-month period ending September 30, 2010 under cashless option agreements expensed during the current year based upon black scholes calculation of $12,274.

During October 2010 the Company issued 98,517 Rule 144 restricted shares for consulting services for the eight-month period ending September 30, 2010 under cashless option agreements expensed during the current year based upon black scholes calculation of $18,895 and a stock payable as of September 30, 2010.

During October 2010 the Company issued 250,000 Rule 144 restricted shares for consulting services for the eight-month period ending September 30, 2010 under cashless option agreements expensed during the current year based upon black scholes calculation of $47,948 and a stock payable as of September 30, 2010.

During October 2010 the Company issued 197,034 Rule 144 restricted shares for consulting services for the eight-month period ending September 30, 2010 under cashless option agreements expensed during the current year based upon black scholes calculation of $37,790 and a stock payable as of September 30, 2010.

During November and December 2010 the Company is negotiating cancellations of 7,247,972 of common stock with various share holders based upon agreements with those shareholders.  There is no guarantee that we will be successful in cancelling such shares.

During November 2010 the Company issued 700,000 Rule 144 restricted shares for consulting services for fiscal year 2011 for a total value of $252,000.

During November 2010 the Company issued 1,000,000 Rule 144 restricted shares for common stock payable for consulting services for two years of service and payable as of September 30, 2010.

During December 2010 Mr. Dodak and Mr. Fann resigned as directors on the Board and Mr. Surette was appointed to the Board as Chairman.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K. the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report.

ITEM 9. CHNAGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

On August 12, 2010 (the “Dismissal Date”), the Company advised R.R. Hawkins & Associates (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm.  The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on August 12, 2010.  The reports of the Former Auditor on the Company’s financial statements for the years ended September 30, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended September 30, 2009 and 2008, and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

During the years ended September 30, 2009 and 2008, and through the Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has requested that Former Auditor furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  A copy of this letter is attached hereto to this Form 8K as Exhibit 16.1.

New independent registered public accounting firm

On August 12, 2010 (the “Engagement Date”), the Company engaged LL Bradford & Company LLC (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended September 30, 2010. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with the New Auditor regarding either:

●  application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

●  any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2010 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (SEC) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company and was made known to them by others within those entities, particularly during the period when this report was being prepared.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Controls — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and the related guidance provided in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies also issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Controls — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of the Evaluation Date.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

No information is required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K which has not been reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following are our directors and executive officers and significant employees.  Each director holds office until the next annual meeting of shareholders and until the director’s successor is elected and qualified or until the director’s resignation or removal.  Each executive officer holds office for the term for which such officer is elected or appointed and until a successor is elected or appointed and qualified or until such officer’s resignation or removal.

NAME	AGE	POSITIONS
David Surette	51	Chairman, CEO and CFO
Pierre Besuchet	72	Director
Everett Airington	71	Director

David Surette, Chairman, CEO & CFO.  Prior to his appointment with the Company, Mr. Surette  served as the  Chief Financial Officer for the Marina Holdings Group (“MHG”) companies from April 1, 2010 to June 30, 2010.  Prior thereto and from July 1, 2008, Mr. Surette was the CEO/CFO for Maple Leaf Renewables Group, a solar and wind project developer in commercial and utility scale projects of 10MWs to 250MWs.  As Co-Founder and former CEO/CFO, Mr. Surette was able to assist the fund raise in Solar Power Technologies, Inc.  Previously, and from July, 2007, Mr. Surette was the President and CFO of Solar Energy Initiatives, Inc. assisting in the acquisition of SolarEnergy.com and, prior to that, was CFO for Venti Energy, Inc., a wind project in Austin, TX, working through the feasibility phase and raising of funds.

Mr. Surette earned a Bachelor of Science degree in Accounting from the University of Massachusetts, and an MBA degree from Babson College.  Mr. Surette also maintains his CPA from the State of Virginia.

Pierre Besuchet, Director, Mr. Besuchet brings a wealth of experience in the finance area as he held senior management positions with various banks in Geneva Switzerland including UBS SA, Banque Nationale de Paris, Banca della Swizzera-Italiana-Geneva and Credit Suisse. He is also director of Faisal Private Bank (Switzerland) SA. In addition, Mr. Besuchet is a director of other European and U.S. companies. Mr. Besuchet founded Pierre Besuchet, Asset Management, and Geneva, Switzerland in 1980, and has since acted as its managing director. Mr. Besuchet has over 40 years experience is asset management and investment banking research.

Everett Airington, Director, Mr. Airington has over 40 years of investing experience in the energy sector. These financings have been with both small and large established energy companies. For the last 15 years he has been a key executive of the Investment Banking Firm of RBC Capital Markets. Currently, Mr. Airington is a Senior Vice President with Milkey Ferguson Investments, Inc.

During December 2010, Mr. Dodak and Mr. Fann resigned as directors on the Board and Mr. Surette was appointed to the Board as Chairman.

None of the following events occurred during the past five years that is material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Expert

The Company currently is in search of independent Board Members to be part of the Audit Committee.  The Company intends to establish an audit committee, which will consist of independent directors. The audit committee's duties would be to recommend to the Company's board of directors the engagement of independent auditors to audit the Company's financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company's board of  directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

ITEM 11. EXECUTIVE COMPENSATION

There were two executives who received annual and/or long-term compensation for more than $100,000 per year at the end of the last completed fiscal year.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, Chief Financial Officer and our other most highly compensated executive officers (our “named executive officers”) for the fiscal year ended September 30, 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus($)	(5) Stock Awards ($), (6)	(6) Stock Options ($), (3)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David J. Surette	2009	-							-
Chairman, CEO & CFO	2010	30,000	(1)		155,496			5,000	190,496
Micael Gorton	2009	-			-				-
Former CEO & Director	2010	76,138	(2)						76,138

(1) Mr. Surette provided consulting services for which $5,000 in July 2010 was compensated, after which he was hired as CEO & CFO of the Company as an employee.  The Company also acquired intangibles assets from an affiliated party of Mr. Surette, for 250,000 options at an exercise price of $0.35 valued at $76,309 of which compensation to Mr. Surette was expensed at $36,105 and the remainder was other assets of the Company.  Total of 400,000 options were granted for employment at an exercise price of $0.40 with a Black Scholes value of $119,391.  During the year ended September 30, 2010, Mr. Surette was being compensated at an annual salary of $120,000.

(2) Mr. Gorton received cash salary for $76,138 during the fiscal year ended September 30, 2010.

(3) Stock Options are awards from the 2009 and 2010 Incentive Stock Option plans and valued using the Black Scholes model.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) (1)	Grant Date Fair Value of Stock and Option Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(2)

David Surette	8/1/10								400,000	0..40	$119,391
	9/15/10								250,000	0.35	$76,309

(1)	The Exercise or Base Price of the Option Award was determined based on the lower of the bid price, or current private placement price of any offering open, at the date of the grant.

(2)	The Grant Date Fair Value is generally the amount that the Company would expense in its financial statements over the award's service period, but does not include a reduction for forfeitures.

Outstanding equity awards at fiscal year-end

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Surette	650,000	N/A		$0.38	August-2015

Option exercises and stock vested table

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
	Number of	Value	Number of	Value
	Shares	Realized	Shares	Realized
	Acquired	on	Aquired	on
	on Exercise	Exercise	on	Vesting
Name	(#)	($)	Vesting (#)	($)
(a)	(b)	(c)	(d)	(e)
None	-	-	-

DIRECTOR COMPENSATION

The following summarizes the director fees paid for the year ended September 30, 2010

Director Compensation

We have no formal director compensation or reimbursement policy, but rather the Compensation Committee or the board makes director compensation and reimbursement determinations on an ad hoc basis. Directors may be reimbursed for their expenses incurred for attending each board of directors meeting and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving us in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings. During our fiscal years ended September 30, 2010 and 2009, none of our directors were paid any fees to attend director meetings.

Equity Compensation Plan Information

There is currently no stock option executive compensation plan in place.

Employment and Consulting Agreements

 The Company offered employment to Mr. Surette with an annual salary of $120,000 and vested Company options of 400,000 valued at $119,391.

The Company has engaged two former directors for consulting services.  Both are receiving $5,000 per month for 24 months.

The Company has engaged one director for consulting services for 700,000 shares of Rule 144 restricted Company stock values at $252,000 for 24 months.

Director and Officer Compensation

The Company has no employment agreements with its officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of December 23  , 2010 , with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Table 1 – Current Stock Outstanding and Ownership

Title of Class	Name of Beneficial Owner		Number of Shares Beneficially Owned (1)	Percentage Ownership

Common Stock	Everett Airington	(2)	1,736,594	2.7%

Common Stock	David Surette	(3)	650,000	1.0%

Common Stock	Pierre Besuchet	(4)	700,000	1.1%

Common Stock	Solar Energy Initiatives, Inc.	(5)	34,996,769	54.0%

Common Stock	All Executive Officers and Directors as a Group (6 persons)		38,083,363	58.8%

(1)
Applicable percentage ownership is based on 63,019,000 shares of common stock outstanding as of December 23, 2010, together with 1,841,433 securities exercisable or convertible into shares of common stock within 60 days of December 23, 2010.   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)
Applicable percentage ownership is based on 1,736,594 shares of common stock outstanding as of December 23, 2010.   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(3)
Applicable percentage ownership is based on 650,000 cashless options exercisable or convertible into shares of common stock within 60 days of December 23, 2010.   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(4)
Applicable percentage ownership is based on 700,000 shares of common stock outstanding as of December 23, 2010.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(5)
Applicable percentage ownership is based on 34,996,769 shares of common stock outstanding as of December 23, 2010.   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Recent Sales and Distribution of Unregistered Securities.

Agreements for business consulting services -

During October 2010 the Company owes stock payable of 108,000 Rule 144 restricted shares for consulting services for the eight-month period ending September 30, 2010 and 2011 for a total value of $57,240 and a stock payable as of September 30, 2010.

During October 2010 the Company issued 100,000 Rule 144 restricted shares for consulting services for fiscal year 2011 for a total value of $15,000 and a stock payable as of September 30, 2010.

During October 2010 the Company issued 64,000 Rule 144 restricted shares for consulting services for the eight-month period ending September 30, 2010 under cashless option agreements expensed during the current year based upon black scholes calculation of $12,274.

During October 2010 the Company issued 98,517 Rule 144 restricted shares for consulting services for the eight-month period ending September 30, 2010 under cashless option agreements expensed during the current year based upon black scholes calculation of $18,895 and a stock payable as of September 30, 2010.

During October 2010 the Company issued 250,000 Rule 144 restricted shares for consulting services for the eight-month period ending September 30, 2010 under cashless option agreements expensed during the current year based upon black scholes calculation of $47,948 and a stock payable as of September 30, 2010.

During October 2010 the Company issued 197,034 Rule 144 restricted shares for consulting services for the eight-month period ending September 30, 2010 under cashless option agreements expensed during the current year based upon black scholes calculation of $37,790 and a stock payable as of September 30, 2010.

During November 2010 the Company issued 700,000 Rule 144 restricted shares for consulting services for fiscal year 2011 for a total value of $252,000.

During November 2010 the Company issued 1,000,000 Rule 144 restricted shares for common stock payable for consulting services for two years of service and payable as of September 30, 2010 for a total value of $150,000.

The above securities were offered and sold to the above shareholders in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The shareholders are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We believe that we have executed all of the transactions set forth below on terms no less favorable to us than terms we could have obtained from unaffiliated third parties. It is our intention to ensure that all future transactions between us and our officers, directors and principal stockholders and their affiliates, are approved by a majority of the board of directors, including a majority of the independent and disinterested members of the board of directors, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees

The following table shows the aggregate fees billed to us for professional services by L.L. Bradford & Company, LLC, our independent auditors, for the years ended September 30, 2010 and 2009.

	2010	2009
Audit Fees	$15,805	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$15,805	$-

Audit Fees.  Audit fees billed by L.L. Bradford were for professional services rendered for the annual audit of our consolidated financial statements, quarterly review of our consolidated financial statements, and other fees that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  Audit-related fees billed by L.L. Bradford were for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our consolidated financial statements, other than those previously reported under “Audit Fees.” Audit-related fees for the years ended 2010 and 2009 related to professional services performed in connection with the Company’s financial statement audit and 8-K regulatory filings during each of those periods.

Tax Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by L.L. Bradford for tax compliance, tax planning and tax advice.

All Other Fees.  L.L. Bradford did not bill us for professional services rendered, other than amounts reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above for the years ended 2010 and 2009.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Audited Financial Statements for fiscal year ended September 30, 2010.

(b)   Exhibits.

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger and Reorganization  by and among  Critical Digital Data, Inc., Solar Park Acquisition Corp., a Nevada corporation and Solar Park Initiatives, Inc., a Nevada corporation, dated July 6, 2010. (2)

3.1	Certificate of Incorporation.(1)

3.2	By-Laws. (1)

3.3	Certificate of Amendment of Articles of Incorporation of Critical Digital Data, Inc. (2)

3.4	Articles of Merger of Solar Park Initiatives, Inc. and Solar Park Acquisition Corp. (2)

4.1	Stock Purchase Warrant to acquire 250,000 shares issued to David J. Surette (3)

4.2	Stock Option Agreement to acquire 375,000 shares issued to David J. Surette (3)

4.3	Stock Option Agreement to acquire 375,000 shares issued to David J. Surette (3)

10.1	Asset Purchase Agreement with Maple Leaf Renewables Group, Inc.(3)

10.2	2010 Equity Incentive Plan (2)

21.1	List of Subsidiaries

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on December 10, 2008.

(2) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 19, 2010.

(3) Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 24, 2010.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solar Park Initiatives, Inc.

Date: December 28, 2010	By:	/s/ David J. Surette
David J. Surette,
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Solar Park Initiatives, Inc.

By:	/s/ David J. Surette
David J. Surette, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ David J. Surette David J. Surette	Chairman, CEO & CFO	December 28, 2010
/s Everett Airington Everett Airington	Director	December 28, 2010
/s Pierre Besuchet Pierre Besuchet	Director	December 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Solar Park Initiatives, Inc.

We have audited the accompanying balance sheets of Solar Park Initiatives, Inc. (formerly Critical Digital Data, Inc.) (a development stage company) as of September 30, 2010 and January 31, 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the eight months ended September 30, 2010, for the period from September 25, 2009 (inception) through January 31, 2010, and for the period from September 25, 2009 (inception) through September 30, 2010. Solar Park Initiatives, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Park Initiatives, Inc. as of September 30, 2010 and January 31, 2010, and the results of its operations and its cash flows for the eight months ended September 30, 2010, for the period from September 25, 2009 (inception) through January 31, 2010, and for the period from September 25, 2009 (inception) through September 30, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations since inception and needs additional capital to maintain operations and execute their business plan, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
December 24, 2010
Las Vegas, Nevada

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
A Development Stage Company
BALANCE SHEETS

	September 30, 2010	January 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$158	$17,877
Total current assets	158	17,877

Other assets	40,203	-

Fixed assets, net	9,306

Total assets	$49,667	$17,877

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$57,623	$-
Wages payable	25,000	40,143
Due to related party	32,202	-
Accrued expenses	5,898	7,097
Total current liabilities	120,723	47,240

Commitments and contingencies

Stockholders' deficit
Common stock, $0.001 par; 100,000,000 authorized
61,605,000 and 51,801,658 issued, respectively
60,905,000 and 51,801,658 outstanding, respectively	60,905	51,801
Paid-in capital	1,220,491	165,301
Common stock payable	1,754
Deferred compensation	(203,325)
Accumulated deficit	(1,150,881)	(246,465)
Total stockholders' deficit	(71,056)	(29,363)
Total liabilities and stockholders' deficit	$49,667	$17,877

The accompanying notes are an integral part of these financial statements.

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Eight Months Ended September 30,	Inception to January 31,	Inception to date through September 30,
	2010	2010	2010

Revenues, net	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

Operating expenses
Selling, general and administrative	904,416	246,465	1,150,881
Total operating expenses	904,416	246,465	1,150,881

Loss from operations	(904,416)	(246,465)	(1,150,881)

Other income (expense)	-	-	-
Interest expense	-	-	-
Total other income (expense)	-	-	-

Loss before provision for income taxes	(904,416)	(246,465)	(1,150,881)
Provision for income taxes	-	-	-
Net loss	$(904,416)	$(246,465)	$(1,150,881)

Net loss per share – basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average shares outstanding – basic and diluted	53,857,637	51,805,658	57,746,109

The accompanying notes are an integral part of these financial statements.

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIT

			Additional	Common			Total
	Common Stock		Paid-in	Stock	Deferred	Accumulated	Stockholders
	Shares	Amount	Capital	Payable	Compensation	Deficit	Equity

Balances, September 25, 2009, inception	-	$-	$-	$-	$-	$-	$-

Shares issued to SNRY for cash, Oct 15, 2009	34,996,768	34,996	(21,897)				13,099

Shares issued for services, Nov 10, 2009	16,136,969	16,137	(10,097)				6,040

Shares issued for private placement, Dec 12, 2009	667,921	668	99,332				100,000

Capital contribution in the form of debt extinguishment			97,963				97,963

Net loss						(246,465)	(246,465)

Balances, January 31, 2010	51,801,658	$51,801	$165,301	$-	$-	$(246,465)	$(29,363)

Shares issued for private placement, Feb 18, 2010	1,335,842	1,337	198,663				200,000

Options granted, April 30, 2010	-	-	297,450				297,450

Shares issued for reverse merger exchange	7,767,500	7,768	65,358				73,125

Exercised cashless options held by Company			(546)	546			-

Forgiveness of debt			77,534				77,534

Stock payable for services agreements			221,032	1,208	(222,240)		-

Deferred compensation expensed					18,915		18,915

Options issued for employment			119,391				119,391

Options issued for acquisition of other assets			76,309				76,309

Net loss						(904,416)	(904,416)

Balances, September 30, 2010	60,905,000	$60,905	$1,220,491	$1,754	$(203,325)	$(1,150,881)	$(71,056)

The accompanying notes are an integral part of these financial statements.

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
A Development Stage Company
STATEMENTS OF CASH FLOWS

	For the Eight Months Ended September 30, 2010	For the period from September 25, 2009 (Inception) through January 31, 2010	For the period from September 25, 2009 (Inception) through September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(904,416)	$(246,465)	$(1,150,881)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	846	-	846
Stock based compensation	544,986	18,429	563,415
Issuance of common stock for reverse merger exchange	-	(12,220)	(12,220)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	-	-
Wages payable	62,390	-	62,390
Accounts payable	57,623	-	57,623
Due to related party	32,202	-	32,202
Accrued expenses	(1,199)	47,241	46,042
Net cash used by operating activities	(207,567)	(193,015)	(400,583)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of website assets	(10,152)	-	(10,152)
Net cash used by investing activities	(10,152)	-	(10,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placements	200,000	99,831	299,831
Proceeds from related party	-	13,099	13,099
Capital contribution in the form of debt extinguishment	-	97,963	97,963
Stock payable for services and loan interest	-	-	-
Principal payments on notes payable - related party	-	-	-
Net cash provided by financing activities	200,000	210,893	410,893

Net increase (decrease) in cash and cash equivalents	(17,719)	17,877	158

Cash and cash equivalents at beginning of period	17,877	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$158	$17,877	$158

SUPPLEMENTAL DISCLOSURES

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Capital contribution in the form of debt extinguishment	$77,533	$97,963	$175,496
Stock payable for deferred compensation	$1,754	$-	$1,754
Options granted for other assets and services	$40,203	$-	$40,203

The accompanying notes are an integral part of these financial statements.

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2010

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

On July 12, 2010, the Company consummated an agreement to acquire all of the outstanding capital stock of Solar Park, in exchange for 31,449,016 shares of the Company’s common stock (“the CDIX Transaction”).  Prior to the CDIX. Transaction, the Company was a non-operating public shell company with no operations, nominal assets, accrued liabilities totaling $17,042 and 7,280,000 shares of common stock issued and outstanding; and Solar Park, was a professional services and project developing company.  The CDIX Transaction is considered to be a capital transaction in substance, rather than a business combination.  In as much, the CDIX Transaction is equivalent to the issuance of stock by Solar Park., for the net monetary assets of a non-operational public shell company, accompanied by a recapitalization.  CDIX issued 53,137,500 shares of its common stock for all of the issued and outstanding common stock of Solar Park. The accounting for the CDIX Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded.  Accordingly, these financial statements are the historical financial statements of Solar Park.  Solar Park was incorporated in September 25, 2009.  Therefore, these financial statements reflect activities from September 25, 2009 (date of inception for Solar Park.) and forward.

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

Revenue Recognition

Construction Contracts

Revenue for construction contracts is primarily comprised of projects which are governed by customer contracts that require the Company to deliver functioning solar power systems and are generally completed within three to twelve months from commencement of construction.  The Company recognizes revenue from fixed price construction contracts using the percentage-of-completion method of accounting. Under this method, systems revenue arising from fixed price construction contracts is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs.

Incurred costs used in the Company’s percentage-of-completion calculation include all direct material, labor, subcontract costs, and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Project material costs are included in incurred costs when the project materials have been installed by being permanently attached or fitted to the solar power system as required by the project’s engineering design.

In addition to a project deliverable, a limited number of arrangements also include multiple deliverables such as post-installation systems monitoring and maintenance. For contracts with separately priced monitoring and maintenance, the Company recognizes revenue related to such separately priced elements over the contract period. For contracts including monitoring and maintenance not separately priced, the Company determined that post-installation systems monitoring and maintenance qualify as separate units of accounting. Such post-installation monitoring and maintenance are deferred at the time the contract is executed and are recognized to revenue over the contractual term. The remaining revenue is recognized on a percentage-of-completion basis.

In addition, when arrangements include contingent revenue clauses such as penalty payments or customer termination or put rights for non-performance, the Company defers the contingent revenue until such time as the contingencies expire. In certain limited cases, the Company could be required to buy-back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met for periods of up to two years. To date, no such repurchase obligations have been required.

Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. Contracts may include profit incentives such as milestone bonuses. These profit incentives are included in the contract value when their realization is reasonably assured.

Maintenance services in the solar park projects:

Revenue for ongoing maintenance services in the solar park projects will be based upon services agreements and when the services are performed.
.
Fixed Assets

Equipment and improvements will be stated at cost less accumulated depreciation and amortization. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range as follows:

Category	Useful Lives
Computers and networks	3 years
Machinery and equipment	5-7 years
Furniture and fixtures	5-7 years
Office equipment	3-10 years
Website development costs	3 years
Leasehold improvements	Lesser of lease term or useful life of asset

Currently, the Company has the following depreciable fixed assets:

Website Development Costs	$10,152
Accumulated Depreciation	(846)
Fixed assets, net	$9,306

Land Development and Pre-Contract Costs

Certain specifically identifiable costs incurred in land development and pre-contract activities are capitalized in accordance with applicable accounting guidance. These costs include pre-construction costs essential to the development of the real estate, development costs, construction costs, permit and interconnection fees, interest costs, real estate taxes and other related costs incurred during the period of development. Determination of the probability of the Company acquiring real estate, or receiving a contract, involves a degree of management judgment. Only specifically identifiable costs incurred in land development and pre-contract activities related to projects that management believes it is probable the Company will acquire the real estate or receive the contract are capitalized; otherwise, such costs are expensed as incurred.

Long-Lived Assets

The Company evaluates its long-lived assets, including property, plant and equipment and other intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets and significant negative industry or economic trends. Impairments are recognized based on the difference between the fair value of the asset and its carrying value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses.

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

6.                      Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following during 2010:

	September 30	January 31
Accounts payable	$57,623	$-
Due to related party	32,202	-
Salaries and taxes payable	30,898	47,240
Total	$120,723	$47,240

7.                     Acquisition of other assets

The Company acquired other assets in September 2010 in the amount of $40,263 and evaluates these assets with finite lives for impairment.

On September 20, 2010, the Company entered into and closed  an Asset Purchase Agreement (the “Maple Leaf APA”) with Maple Leaf Renewables Group, Inc. (“Maple Leaf”) pursuant to which the Company acquired the rights to various solar park development projects that Maple Leaf was in the process of developing (the “Maple Leaf Assets”).   Mr. Surette, the Company’s Chief Executive Officer and Chief Financial Officer was also the majority stockholder, director and executive officer of Maple Leaf.

In consideration for the purchase and sale of the Maple Leaf Assets, the Company assumed various liabilities and issued Mr. Surette the following common stock purchase warrants:

·   common stock purchase warrant to acquire 250,000 shares of common stock on a cashless basis at an exercise price of $0.35 per share for a period of five years.

·   stock options to acquire 375,000 shares of common stock on a cashless basis at an exercise price of $0.35 per share for a period of five years, which shall vest upon the Company executing a power purchase agreement equal to or in excess of four megawatts.

·   Stock options to acquire 375,000 shares of common stock on a cashless basis at an exercise price of $0.35 per share for a period of five years, which shall vest upon the Company executing an additional power purchase agreement equal to or in excess of four megawatts.

8.	Stockholders' Deficit

Common Stock

The authorized capital includes 100,000,000 shares of common stock, $0.001 par value per share. There are 61,605,000 shares of common stock issued and outstanding as of September 30, 2010 reflecting the reverse merger and pro-rata adjustments.

On October 29, 2009, the Board of Directors of the Company voted to increase its authorized capital stock from 100 common shares to 100,000,000 common shares, $0.001 par value per share.
In October 2009 the Company issued 34,996,768 to the SNRY for cash totaling $500 and services totaling $12,599.

In November 2009 the Company issued 16,136,969 shares to officers, employees, board members and consultants for services valued at $6,040.

During the period ended January 31, 2010, there was a private placement for the sale of units at $0.40 made up of one share of common stock and one common stock purchase warrant with an exercise price of $1.20.

In December 2009, 250,000 units for 667,921 shares of common stock and 667,921 common stock purchase warrants were issued in this private placement for $100,000.

In February 2010, there was a private placement of 500,000 units at a price of $0.15 for 1,335,842 shares of common stock and 1,335,842 common stock purchase warrants with an exercise price of $0.45, were issued in this private placement for $200,000.

During the period, as part of an on going reverse merger with Solar Park, Solar Park forward split its shares of common stock on a 1:1.5812 and increased all shareholders on a pro-rata basis.  Solar Park also granted 2,620,604 stock options exercisable at $0.40 with a five year vesting schedule.  Value of these options:  using a Black-Scholes valuation, with an exercise price of $0.40, a volatility based on public industry companies of 80% and with an average of a 2.5 year life and estimated discount rate of 1.5%, was $297,450.

On July 13, 2010, the Company acquired Solar Park pursuant to an Agreement and Plan of Merger and Reorganization (the “Agreement”) with Solar Park and Solar Park Acquisition Corp., a Nevada corporation (“Acquisition Subsidiary”) (the “Merger”).  On the Closing Date, the Company acquired all of the issued and outstanding shares of common stock, $0.001 par value per share, of Solar Park from the holder’s of Solar Park (the “Solar Park Shareholders”) in exchange for an aggregate of 53,137,500 (post-split) newly issued shares (the “Exchange or Merger Shares”) of common stock, $0.001 par value per share (the “Common Stock”).  As a result of the Merger, Solar Park Shareholders surrendered all of their issued and outstanding common stock of Solar Park in consideration for the Merger Shares and Solar Park became a wholly-owned subsidiary of the Registrant.

On July 13, 2010 the Registrant maintained 487,500 shares of restricted common stock and there were 7,280,000 shares in public ownership.

In July 2010 the Company entered into a services agreement for 100,000 shares of common stock for 12 months of service for a value of $15,000 currently in stock payable and deferred compensation as of September 30, 2010.

On August 1, 2010 Mr. Surette was granted 400,000 fully vested common stock purchase options with an exercise price of $0.40 for a black-scholes value of $119,391 based on 5 year term with a volatility of 100% and a discount of 1.5%.

In August 2010 the Company entered into a services agreement for 108,000 shares of common stock for 12 months of service for a value of $57,240 currently in stock payable and deferred compensation as of September 30, 2010.

In September 2010 the Company entered into a services agreement for 1,000,000 shares of common stock for 24 months of service for a value of $150,000 currently in stock payable and deferred compensation as of September 30, 2010.

During September 2010 there were 545,551 cashless stock options exercised and remained as common stock payable as of September 30, 2010.

As of September 30, 2010 Solar Energy Initiatives, Inc., the majority owner, retained ownership of 56.8% as the controlling interest in the Company.

Private Placement Warrants

As of September, 2010, warrants to purchase 667,921 and 1,335,842 of our common stock were granted in connection with the private placements as discussed above and as follows:

Number of Shares of Common Stock	Exercise Price	Expiration Date

667,921	$0.45	December-11
1,335,842	$0.45	February-11

Following is a summary of the options outstanding as of September 30, 2010 and 2009 and the related activity:

	2010	2010 Weighted Average Exercise Price	2009	2009 Weighted Average Exercise Price
Outstanding at beginning of year	-	$-	-	$-
Options issued	1,950,984	0.40-	-	-
Options exercised	(545,551)	0.0-	-	-
Options forfeited	(262,280)	0.40-	-	-
Options expired	-	-	-	-

Outstanding at end of year	1,143,153	$0.40	-	$-

Exercisable at end of year	1,143,153	$0.40	-	$-

Stock Options - The Company has estimated the fair value of its option awards granted after September 25, 2010 using a modified Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Modified Black-Scholes-Based Option Valuation Assumptions	2010	2009
Fair value of options granted during the period	$416,841	$-
Expected term (in years)	5	-
Expected volatility	90%	-
Weighted average volatility	90%	-
Expected dividend yield	-	-
Risk-free rate	1.5%	-

9.                      Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.  The Company has provided a full valuation of deferred taxes as of September 30, 2010.  The Company has an estimated net operating loss of approximately $1,150,000.

10.                   Subsequent Events

During October 2010 Solar Energy Initiatives, Inc (SNRY) announced that Solar Park Initiatives, Inc. (SOPV) will file a registration statement during the fourth quarter of 2010 with the U.S. Securities and Exchange Commission (SEC), which will enable SNRY to distribute SOPV shares upon being declared effective.  Under the spin-off agreement, Solar Energy Initiatives' shareholders as of market close on October 29, 2010 will receive one share of Solar Park Initiatives for every two shares of Solar Energy Initiatives that they own. Upon the Registration Statement being declared effective by the SEC, Solar Energy Initiatives will distribute the shares of Solar Park Initiatives common stock to SNRY stakeholders.

During October 2010 the Company issued 100,000 Rule 144 restricted shares for consulting services as deferred compensation for services through 2011 for a total value of $15,000 and a stock payable as of September 30, 2010.

During October 2010 the Company issued 64,000 Rule 144 restricted shares for consulting services for the eight-month period ending September 30, 2010 under cashless option agreements expensed during the current year based upon black scholes calculation of $12,274.

During October 2010 the Company issued 98,517 Rule 144 restricted shares for consulting services for the eight-month period ending September 30, 2010 under cashless option agreements expensed during the current year based upon black scholes calculation of $18,895 and a stock payable as of September 30, 2010.

During October 2010 the Company issued 250,000 Rule 144 restricted shares for consulting services for the eight-month period ending September 30, 2010 under cashless option agreements expensed during the current year based upon black scholes calculation of $47,948 and a stock payable as of September 30, 2010.

During October 2010 the Company issued 197,034 Rule 144 restricted shares for consulting services for the eight-month period ending September 30, 2010 under cashless option agreements expensed during the current year based upon black scholes calculation of $37,790 and a stock payable as of September 30, 2010.

During November and December 2010 the Company is negotiating cancellations of 7,247,972 of common stock with share holders based upon agreements with those shareholders.

During November 2010 the Company issued 700,000 Rule 144 restricted shares for consulting services for fiscal year 2011 for a total value of $252,000.

During November 2010 the Company issued 1,000,000 Rule 144 restricted shares for common stock payable for consulting services for two years of service and payable as of September 30, 2010.

During December 2010 Mr. Dodak and Mr. Fann resigned as directors on the Board and Mr. Surette was appointed to the Board as Chairman.
.

`