Form 10-Q
period 2010-12-31
Solar Park Initiatives, Inc.
filed 2011-01-31
CIK 1451565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------------------
FORM 10-Q

(MARK ONE)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended

December 31, 2010

OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to ___________

http://www.solarparkinitiatives.com/home.html

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  as of January 28, 2011 the Company had 64,203,776 shares of its common stock, par value per share $0.001, issued and outstanding.

SOLAR PARK INITIATIVES, INC.
(Formerly Known as Critical Digital Data, Inc.)
A Development Stage Company
FORM 10−Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements (unaudited)

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
A Development Stage Company

CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	December 31, 2010	September 30, 2010
ASSETS
Current assets
Cash	$158	$158
Total current assets	158	158

Other assets	40,203	40,203

Fixed assets, net	8,460	9,306

Total assets	$48,821	$49,667

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$90,428	$57,623
Wages payable	45,545	25,000
Due to related party	66,489	32,202
Accrued expenses	12,000	5,898
Total current liabilities	214,462	120,723

Commitments and contingencies

Stockholders' deficit
Common stock, $0.001 par; 100,000,000 authorized
61,769,000 and 61,605,000 issued, respectively
61,769,000 and 60,905,000 outstanding, respectively	61,769	60,905
Paid-in capital	1,556,913	1,220,491
Common stock payable	1,268	1,754
Deferred compensation	(397,521)	(203,325)
Accumulated deficit	(1,388,070)	(1,150,881)
Total stockholders' deficit	(165,641)	(71,056)
Total liabilities and stockholders' deficit	$48,821	$49,667

The accompanying notes are an integral part of these condensed financial statements.

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
A Development Stage Company

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the period from September 25, 2009 (Inception) through
	December 31, 2010	December 31, 2009	December 31, 2010

Revenues, net	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

Operating expenses
Selling, general and administrative	237,189	205,008	1,388,070
Total operating expenses	237,189	205,008	1,388,070

Loss from operations	(237,189)	(205,008)	(1,388,070)

Other income (expense)	-	-	-
Interest expense	-	-	-
Total other income (expense)	-	-	-

Loss before provision for income taxes	(237,189)	(205,008)	(1,388,070)
Provision for income taxes	-	-	-
Net loss	$(237,189)	$(205,008)	$(1,388,070)

Net loss per share – basic and diluted	$(0.00)	$(0.01)	$(0.03)

Weighted average shares outstanding – basic and diluted	61,814,637	32,470,470	40,105,815

The accompanying notes are an integral part of these condensed financial statements.

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
A Development Stage Company

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

			Additional	Common			Total
	Common Stock		Paid-in	Stock	Deferred	Accumulated	Stockholders
	Shares	Amount	Capital	Payable	Compensation	Deficit	Equity
Balances, September 25, 2009, inception	-	$-	$-	$-	$-	$-	$-

Shares issued to SNRY for cash, Oct 15, 2009	34,996,768	34,996	(21,897)				13,099

Shares issued for services, Nov 10, 2009	16,136,969	16,137	(10,097)				6,040

Shares issued for private placement, Dec 12, 2009	667,921	668	99,332				100,000

Capital contribution in the form of debt extinguishment			97,963				97,963

Net loss						(246,465)	(246,465)

Balances, January 31, 2010	51,801,658	$51,801	$165,301	$-	$-	$(246,465)	$(29,363)

Shares issued for private placement, Feb 18, 2010	1,335,842	1,337	198,663				200,000

Options granted, April 30, 2010	-	-	297,450				297,450

Shares issued for reverse merger exchange	7,767,500	7,768	65,358				73,125

Exercised cashless options held by Company			(546)	546			-

Forgiveness of debt			77,534				77,534

Stock payable for services agreements			221,032	1,208	(222,240)		-

Deferred compensation expensed					18,915		18,915

Options issued for employment			119,391				119,391

Options issued for acquisition of other assets			76,309				76,309

Net loss						(904,416)	(904,416)

Balances, September 30, 2010	60,905,000	$60,905	$1,220,491	$1,754	$(203,325)	$(1,150,881)	$(71,056)

Stock payable for services agreements			84,640	160	(84,800)		-

Exercised cashless options previously held by Company	609,551	610	(64)	(546)			-

Stock issued for services agreements	800,000	800	251,300	(100)	(252,000)		-

Deferred compensation expensed					142,604		142,604

Cancelled shares	(545,551)	(546)	546				-

Net loss						(237,189)	(237,189)

Balances, December 31, 2010 (unaudited)	61,769,000	$61,769	$1,556,913	$1,268	$(397,521)	$(1,388,070)	$(165,641)

The accompanying notes are an integral part of these condensed financial statements.

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
A Development Stage Company

CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended	For the period from September 25, 2009 (Inception) through
	December 31, 2010	December 31, 2009	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(237,189)	$(205,008)	$(1,388,070)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	846	-	1,692
Stock based compensation	142,604	18,639	706,230
Changes in operating assets and liabilities:
Wages payable	20,545	39,807	123,078
Accounts payable	32,805	-	90,428
Due to related party	34,287	-	66,489
Accrued expenses	6,102	-	12,000
Net cash used by operating activities	-	(146,562)	(388,153)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of website assets	-	-	(10,152)
Net cash used by investing activities	-	-	(10,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placements	-	100,500	300,500
Proceeds from related party	-	112,963	112,963
Principal payments on notes payable - related party	-	-	(15,000)
Net cash provided by financing activities	-	213,463	398,463

Net increase (decrease) in cash and cash equivalents	-	66,901	158

Cash and cash equivalents at beginning of period	158	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$158	$66,901	$158

SUPPLEMENTAL DISCLOSURES

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Capital contribution in the form of debt extinguishment	$-	$-	$175,496
Stock payable for deferred compensation	$160	$-	$1,914
Options granted for other assets and services	$-	$-	$40,203

The accompanying notes are an integral part of these condensed financial statements.

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
A Development Stage Company

NOTES TO CONDENSED FINANCIAL STATEMENT
AS OF DECEMBER 31, 2010
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

On July 12, 2010, the Company consummated an agreement to acquire all of the outstanding capital stock of Solar Park, in exchange for 31,449,016 shares of the Company’s common stock (“the CDIX Transaction”).  Prior to the CDIX. Transaction, the Company was a non-operating public shell company with no operations, nominal assets, accrued liabilities totaling $17,042 and 7,280,000 shares of common stock issued and outstanding; and Solar Park, was a professional services and project developing company.  The CDIX Transaction is considered to be a capital transaction in substance, rather than a business combination.  In as much, the CDIX Transaction is equivalent to the issuance of stock by Solar Park, for the net monetary assets of a non-operational public shell company, accompanied by a recapitalization.  CDIX issued 53,137,500 shares of its common stock for all of the issued and outstanding common stock of Solar Park. The accounting for the CDIX Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded.  Accordingly, these financial statements are the historical financial statements of Solar Park.  Solar Park was incorporated in September 25, 2009.  Therefore, these financial statements reflect activities from September 25, 2009 (date of inception for Solar Park) through December 31, 2010.

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

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  These condensed financial statements should be read in conjunction with the Form 10-K for the year ended September 30, 2010 of the Company.

The condensed consolidated financial information is unaudited.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2010 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements.  Interim results are not necessarily indicative of results of operations for the full year.

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
.
Fixed Assets

Equipment and improvements will be stated at cost less accumulated depreciation and amortization. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range as follows:

Category	Useful Lives
Computers and networks	3 years
Machinery and equipment	5-7 years
Furniture and fixtures	5-7 years
Office equipment	3-10 years
Website development costs	3 years
Leasehold improvements	Lesser of lease term or useful life of asset

The Company had the following depreciable fixed assets:
	(Unaudited)	(Audited)
	December 31, 2010	September 30, 2010

Website Development Costs	$10,152	$10,152
Accumulated Depreciation	(1,692)	(846)
Fixed assets, net	$8,460	$9,306

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements..

5.	COMMITMENTS AND CONTINGENCIES

Operating Leases

Following the Merger, our address is 818 A1A North, Suite 202, Ponte Vedra Beach, Florida 32082 comprised of 500 square feet under a month to month lease which expires on June 30, 2011 at a monthly rental of $500, with 0% annual increases on each.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2010 and 2009:

	(Unaudited)	(Audited)
	December 31, 2010	September 30, 2010

Accounts payable	$90,428	$57,623
Wages payable	45,545	25,000
Due to related party	66,489	32,202
Accrued expenses	12,000	5,898
Total	$214,462	$120,723

7.	ACQUISITION OF OTHER ASSETS

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

8.	NET LOSS PER SHARE

In calculating basic loss per share, net loss is divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants.  No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from operations or when the exercise price of the potentially dilutive securities is greater than the market value of the Company’s stock.  Stock options to purchase 576,014 shares of common stock and stock warrants to purchase 250,000 shares of common stock that were outstanding at December 31, 2010 were not included in the computation of diluted earnings per share for the three months ended December 31, 2010 because the Company had a net loss from operations and the impact of the assumed exercise of the stock options and warrants is anti-dilutive.

	For the Three Months Ended	For the Three Months Ended	For the period from September 25, 2009 (Inception) through
	December 31, 2010	December 31, 2009	December 31, 2010
Numerator
Net loss	$(237,189)	$(205,008)	$(1,388,070)

Numerator for diluted loss per share
available to common stockholders	$(237,189)	$(205,008)	$(1,388,070)

Denominator
Weighted average shares	61,814,637	32,470,470	40,105,815
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-	-

Denominator for loss per share adjusted
weighted shares after assumed exercises	61,814,637	32,470,470	40,105,815

Loss per common share - basic:
Loss	$(0.00)	$(0.01)	$(0.03)
Net loss per common share	$(0.00)	$(0.01)	$(0.03)

Loss per common share - diluted:
Loss	$(0.00)	$(0.01)	$(0.03)
Net loss per common share	$(0.00)	$(0.01)	$(0.03)

9.	STOCKHOLDERS’ DEFICIT

Common Stock

During October 2010 the Company issued 250,000 Rule 144 restricted shares for cashless option agreements expensed during April 2010 based upon black-scholes calculation of $47,948.

During October 2010 the Company issued 100,000 Rule 144 restricted shares for consulting services with a total value of $15,000.  Deferred compensation expense recognized during the three months ended December 31, 2010 totaled $3,750.

During October 2010 the Company issued 545,551 Rule 144 restricted shares for stock options exercised during the period ended September 30, 2010.

During October 2010 the Company recorded a stock payable for 160,000 shares for legal services valued at $84,800.  Deferred compensation expenses recognized during the three months ended December 31, 2010 totaled $84,800.

During November 2010 there were 64,000 cashless stock options exercised and issued as common stock.

During November 2010 the 700,000 shares issued but held in September 2010 were delivered by the company to one director for a twenty four month consulting agreement approved in November 2010.  The shares were valued at $292,000, with $21,000 deferred compensation expenses recognized during the three months ended December 31, 2010.

The Company cancelled 545,551 shares of stock from negotiations with shareholders prior to the reverse merger on July 13, 2010.

During recognized during the three months ended December 31, 2010 other deferred compensation expenses recognized totaled $33,054.

As of December 29, 2010 the Company filed an S-1 Registration statement and spun-off 21,112,702 shares held by Solar Energy Initiatives, Inc. awaiting the effective distribution date for those shares by SEC approval.

As of December 31, 2010 Solar Energy Initiatives, Inc., the majority owner, retained ownership of 56.7% as the controlling interest in the Company.  Upon distribution of 21,112,702 shares, Solar Energy Initiatives, Inc. will retain approximately 22% ownership.

10.	SUBSEQUENT EVENTS

During January 2011 the Company filed Form S-8 pursuant to Rule 416(a) of the Securities Act of 1933, as amended (the “Securities Act”), registering 5,000,000 shares under this Registration Statement which shall also cover any additional shares of Common Stock attributable to these registered shares which become issuable under the 2011 Incentive Stock Plan.

During January 2011 the Company issued a convertible note  to SZ Corp. in the principal amount of $100,000 with interest at the rate of 7.5%.  The note matures on August 31, 2011.  The note is convertible into our shares of common stock at the relevant closing price on the date prior to conversion..

During January 2011 the Company issued 1,000,000 shares of common stock for stock payable as of December 31, 2010 and accounted for in September 2010 for $150,000 as deferred compensation.

During January 2011 the Company issued 600,000 shares of common stock for consulting services on a twelve month contract and will be accounted for as deferred compensation at a value of $96,000.

During January 2011 the Company issued 250,000 shares of common stock for accounts payable as of December 31, 2010 and accounted for during September 2010 through December for $40,000.

During January 2011 the Company issued 188,000 shares of common stock for consulting services on a three month contract and will be accounted for as deferred compensation at a value of $30,000.

During January 2011 the Company issued 250,000 shares of common stock for consulting services on a twelve month contract and will be accounted for as deferred compensation at a value of $42,500.

During January 2011 the Company filed Form S-1/A amending the previous filing on December 29, 2010  registering 21,326,911 shares.  The S-1/A became effective on January 26, 2011 and 21,326,911 shares of common stock of the Company held by Solar Energy Initiatives, Inc. were distributed to the shareholders of Solar Energy Initiatives, Inc.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Limited Operating History

There is limited historical financial information about our Company upon which to base an evaluation of our future performance.  Our Company generated $0 in revenues for the three-month period ended December 31, 2010.  We cannot guarantee that we will be successful in our business.  We are subject to risks inherent in a development stage company, including limited capital resources, possible delays in developing our sales channels, and possible margin reductions due to pricing inefficiencies and competition.  There is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

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

Solar Park Initiatives will attempt to develop land in the United States and foreign markets for large utility scale solar photovoltaic (“PV”) projects.  The Company anticipates it will provide engineering, procurement of products and construction (“EPC”) via third party vendors including Solar Energy Initiatives, Inc., a shareholder of the Company.    The Company anticipates these projects will be funded through both third-party and government incentives, which it hopes to then sell the resultant electrical production to various utilities through a Power Purchase Agreement (“PPA”).  The Company expects to provide energy savings to commercial and municipality users without any out of pocket engineering, procurement or construction (“EPC”) costs to those users of energy.  In addition to being the Solar Project Developer (“SPD”) into the projects, Solar Park Initiatives will recognize energy sales over a 20-year period or longer.

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

Comparison of Results of Operations for the Three Months Ended December 31, 2010 and 2009:

Selling, general and administrative

Selling, general and administrative expenses for the three-month period ended December 31, 2010 were $237,189.  Payroll-related expenses were approximately $33,000 for the three-month period ended through December 31, 2010.  Stock based compensation of approximately $143,000 and legal and professional costs of approximately $35,000 mainly comprised the selling, general and administrative expenses for the three-month period ended December 31, 2010.

Selling, general and administrative expenses for the three-month period ended December 31, 2009 were $205,008.  Payroll-related expenses were approximately $59,000 for the three-month period ended through December 31, 2009.  Legal and professional costs of approximately $109,000 and travel expenses of approximately $25,000 mainly comprised the selling, general and administrative expenses for the three-month period ended December 31, 2009.

Net Loss

Net loss was $237,189 and $205,008 for the three-month periods ended December 31, 2010 and 2009, respectively.  The net losses primarily reflect our expenses relating to business activities that have been incurred ahead of our ability to recognize revenues from our business plan.

Liquidity and Capital Resources

As of December 31, 2010, we had cash of $158, and working capital deficit of ($214,304).

For the three-month period ended December 31, 2010, we used $0 of cash in operations.  Investing activities used $0 of cash during the three-month period and financing activities provided $0 of net cash during the three-month period, which resulted primarily from private placement subscription, warrant calls and notes payable proceeds.

The cost of our solar park projects are somewhat volatile and are influenced by supply and demand of components. While the cost of solar PV panels dropped significantly during our FY 2009, we saw a bottom reached with PV panel pricing reversing direction and moving up. We believe this was due to excess demand for PV panels in Europe where many of the rich incentives that were available for the installation of solar arrays will either be reduced or eliminated in the future. We therefore believe that both pricing and delivery times will improve in 2011. A significant increase in cost of materials that we cannot pass on to our customers could cause us to run out of cash which we are not forecasting in our future plans, and would require us to raise additional funds or curtail operations.

As we continue to increase the level of management and other operating requirements of developing our business, our cash needs have increased and therefore we will need to execute on our business plans which include positive cash flow operations, and/or acquire additional financing to supplement cash flows.  Unless we can attain sufficient levels of revenues, we will need to raise additional funds during the next twelve month period.  We will require approximately $1,000,000 of additional capital funding, to allow us to continue the execution of our business plan through December 31, 2011.  If we are not successful in raising the required capital, or begin one or more of the projects in our business pipeline, we will need to reduce the breadth of our business.

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

To operate our current business groups, we will need up to $1.0 million in funds over the next twelve months. Part of this funding may be needed as the time required to realize revenues and cash from large commercial projects can be lengthy, with costs to develop these projects incurred up front.  As of December 31, 2010 we had approximately $158 in cash on hand, which means there will be an anticipated shortfall of $1.0 million as we project our current cash requirements for the next twelve months.  To sustain operations and continue development, we expect that will need to raise additional capital.  As of our fiscal year end, there were no known demands or commitments, employment agreements of the executives, that will necessitate liquidation of the Company.  The current level of cash is not enough to cover the employees and office rent for the next twelve months.

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

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of December 31, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 1A.   Risk Factors

There were no material changes from the risk factors previously disclosed in Risk Factors within “Item 1. Description of Business” included in our Annual Report on Form 10-K for the transition period from February 1, 2010 to September 30, 2010.

ITEM 2.    Unregistered Sale of Equity Securities and Use of Proceeds

During October 2010 the Company issued 250,000 Rule 144 restricted shares for cashless option agreements expensed during April 2010.

During October 2010 the Company issued 100,000 Rule 144 restricted shares for consulting services with a total value of $15,000.

During October 2010 the Company issued 545,551 Rule 144 restricted shares for stock options exercised during the period ended September 30, 2010.

During October 2010 the Company recorded a stock payable for 160,000 shares for legal services valued at $84,800.  .

During November 2010 there were 64,000 cashless stock options exercised and issued as common stock.

During November 2010 the 700,000 shares issued but held in September 2010 were delivered by the company to one director for a twenty four month consulting agreement approved in November 2010.  The shares were valued at $292,000, with $21,000 deferred compensation expenses recognized during the three months ended December 31, 2010.

The Company cancelled 545,551 shares of stock from negotiations with shareholders prior to the reverse merger on July 13, 2010.

During recognized during the three months ended December 31, 2010 other deferred compensation expenses recognized totaled $33,054.

During January 2011 the Company entered into a one year convertible note agreement for $100,000 at a rate of 7.5% due in twelve months.  The note holder can convert at any time on the then current market rate.

During January 2011 the Company issued 1,000,000 shares of common stock for stock payable as of December 31, 2010 and accounted for in September 2010 for $150,000 as deferred compensation.

During January 2011 the Company issued 600,000 shares of common stock for consulting services on a twelve month contract and will be accounted for as deferred compensation at a value of $96,000.

During January 2011 the Company issued 250,000 shares of common stock for accounts payable as of December 31, 2010 and accounted for during September 2010 through December for $40,000.

During January 2011 the Company issued 188,000 shares of common stock for consulting services on a three month contract and will be accounted for as deferred compensation at a value of $30,000.

During January 2011 the Company issued 250,000 shares of common stock for consulting services on a twelve month contract and will be accounted for as deferred compensation at a value of $42,500.

During January 2011 the Company issued a convertible note  to SZ Corp. in the principal amount of $100,000 with interest at the rate of 7.5%.  The note matures on August 31, 2011.  The note is convertible into our shares of common stock at the relevant closing price on the date prior to conversion.

The above securities were issued to accredited investors in relaiance upon Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D as promulgated thereunder.

ITEM  3.    Defaults Upon Senior Securities

None.

ITEM  4.    [Removed and Reserved]

ITEM  5.    Other Information

On December 1, 2010, Mr. Dodak and Mr. Fann resigned as directors on the board.

On December 1, 2010, Mr. Surette accepted the appointment of Director and Chairman of the Company.

During January 2011 the Company filed Form S-1/A amending the previous filing on December 29, 2010  registering 21,326,911 shares.  The S-1/A became effective on January 26, 2011 and 21,326,911 shares of common stock of the Company held by Solar Energy Initiatives, Inc. were distributed to the shareholders of Solar Energy Initiatives, Inc.

ITEM  6.    Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger and Reorganization (the “Agreement”) by and among  Critical Digital Data, Inc., Solar Park Acquisition Corp., a Nevada corporation and Solar Park Initiatives, Inc., a Nevada corporation, dated July 6, 2010. (1)

3.1	Certificate of Amendment of Articles of Incorporation of Critical Digital Data, Inc. (1)

3.2	Articles of Merger of Solar Park Initiatives, Inc. and Solar Park Acquisition Corp.(1)

4.1	Convertible Promissory Note issued to SZ Corp.

10.1	2010 Equity Incentive Plan (1)

31.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 19, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAR PARK INITIATIVES, INC.

Dated: January 31, 2011	By:	/s/David J. Surette
David J. Surette
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Accounting Officer)