Form 10-Q
period 2011-03-31
Solar Park Initiatives, Inc.
filed 2011-05-18
CIK 1451565

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------------------
FORM 10-Q

(MARK ONE)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2011

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

100 W. Main Street
Suite 200
Kingstree, SC 29556
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  as of May 13, 2011 the Company had 64,381,019 shares of its common stock, par value per share $0.001, issued and outstanding.

SOLAR PARK INITIATIVES, INC.
(Formerly Known as Critical Digital Data, Inc.)
A Development Stage Company
FORM 10−Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements (unaudited)

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
A Development Stage Company
BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2011	September 30, 2010
ASSETS
Current assets
Cash	$27,291	$158
Total current assets	27,291	158

Other assets, net	229,703	40,203

Fixed assets, net	11,980	9,306

Total assets	$268,974	$49,667

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$96,201	$57,623
Wages payable	59,073	25,000
Due to related parties, net	-	32,202
Convertible debt, net	160,626	-
Accrued expenses	15,464	5,898
Total current liabilities	331,364	120,723

Long term debt due to related party, net	88,883	-
Total liabilities	420,247	120,723

Commitments and contingencies

Stockholders' deficit
Common stock, $0.001 par; 100,000,000 authorized
60,377,321 and 61,605,000 issued, respectively
60,232,837 and 60,905,000 outstanding, respectively	60,232	60,905
Paid-in capital	1,903,836	1,220,491
Common stock payable	-	1,754
Deferred compensation	(495,891)	(203,325)
Accumulated deficit	(1,619,450)	(1,150,881)
Total stockholders' deficit	(151,273)	(71,056)
Total liabilities and stockholders' deficit	$268,974	$49,667

The accompanying notes are an integral part of these condensed financial statements.

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2011	March 31, 2010

Revenues, net	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative	216,914	133,875
Total operating expenses	216,914	133,875

Loss from operations	(216,914)	(133,875)

Other income (expense)	-	-
Interest expense	(14,466)	-
Total other income (expense)	(14,466)	-

Loss before provision for income taxes	(231,380)	(133,875)
Provision for income taxes	-	-
Net loss	$(231,380)	$(133,875)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	61,814,637	32,470,470

The accompanying notes are an integral part of these condensed financial statements.

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Six Months Ended	For the Six Months Ended	For the period from September 25, 2009 (Inception) through
	March 31, 2011	March 31, 2010	March 31, 2011

Revenues, net	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

Operating expenses
Selling, general and administrative	454,103	338,883	1,604,984
Total operating expenses	454,103	338,883	1,604,984

Loss from operations	(454,103)	(338,883)	(1,604,984)

Other income (expense)	-	-	-
Interest expense	(14,466)	-	(14,466)
Total other income (expense)	(14,466)	-	(14,466)

Loss before provision for income taxes	(468,569)	(338,883)	(1,619,450)
Provision for income taxes	-	-	-
Net loss	$(468,569)	$(338,883)	$(1,619,450)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.04)

Weighted average shares outstanding – basic and diluted	62,902,051	32,470,470	40,105,815

The accompanying notes are an integral part of these condensed financial statements.

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIT

			Additional	Common			Total
	Common Stock		Paid-in	Stock	Deferred	Accumulated	Stockholders
	Shares	Amount	Capital	Payable	Compensation	Deficit	Equity
Balances, September 25, 2009, inception	-	$-	$-	$-	$-	$-	$-

Shares issued to SNRY for cash, Oct 15, 2009	34,996,768	34,996	(21,897)				13,099

Shares issued for services, Nov 10, 2009	16,136,969	16,137	(10,097)				6,040

Shares issued for private placement, Dec 12, 2009	667,921	668	99,332				100,000

Capital contribution in the form of debt extinguishment			97,963				97,963

Net loss						(246,465)	(246,465)

Balances, January 31, 2010	51,801,658	$51,801	$165,301	$-	$-	$(246,465)	$(29,363)

Shares issued for private placement, Feb 18, 2010	1,335,842	1,337	198,663				200,000

Options granted, April 30, 2010	-	-	297,450				297,450

Shares issued for reverse merger exchange	7,767,500	7,768	65,358				73,125

Exercised cashless options held by Company			(546)	546			-

Forgiveness of debt			77,534				77,534

Stock payable for services agreements			221,032	1,208	(222,240)		-

Deferred compensation expensed					18,915		18,915

Options issued for employment			119,391				119,391

Options issued for acquisition of other assets			76,309				76,309

Net loss						(904,416)	(904,416)

Balances, September 30, 2010	60,905,000	$60,905	$1,220,491	$1,754	$(203,325)	$(1,150,881)	$(71,056)

Stock payable for services agreements			84,640	160	(84,800)		-

Exercised cashless options previously held by Company	609,551	610	(64)	(546)			-

Stock issued for services agreements	800,000	800	251,300	(100)	(252,000)		-

Deferred compensation expensed					142,604		142,604

Cancelled shares	(545,551)	(546)	546				-

Net loss						(237,189)	(237,189)

Balances, December 31, 2010 (unaudited)	61,769,000	$61,769	$1,556,913	$1,268	$(397,521)	$(1,388,070)	$(165,641)

Discount on loans			39,004	-	-		39,004

Granted options to officers and directors	-	-	2,272	-			2,272

Stock issued for services agreements	5,614,484	5,614	298,496	(1,268)	(207,976)		94,866

Deferred compensation expensed					109,606		109,606

Cancelled shares	(7,150,647)	(7,151)	7,151				-

Net loss						(231,380)	(231,380)

Balances, March 31, 2011 (unaudited)	60,232,837	$60,232	$1,903,836	$-	$(495,891)	$(1,619,452)	$(151,273)

The accompanying notes are an integral part of these condensed financial statements.

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
A Development Stage Company
STATEMENTS OF CASH FLOWS

`	For the Six Months Ended	For the Six Months Ended	For the period from September 25, 2009 (Inception) through
	March 31, 2011	March 31, 2010	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(468,569)	$(338,883)	$(1,619,450)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	12,240	-	13,086
Stock based compensation	299,348	162,182	862,974
Accretion of discount on convertible debt	10,630	-	10,630
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	(19,400)	-
Wages payable	34,073	-	136,606
Accounts payable	63,822	-	121,445
Due to/fom related party	(108,563)	-	(76,361)
Accrued expenses	9,566	67,707	15,464
Net cash used by operating activities	(147,453)	(128,394)	(535,606)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of website assets	-	-	(10,152)
Purchase of other assets	(10,000)	-	(10,000)
Purchase of property and equipment	(4,414)	-	(4,414)
Net cash used by investing activities	(14,414)	-	(24,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placements	-	100,500	300,500
Convertible debt	189,000	-	189,000
Proceeds from related party	-	112,963	112,963
Principal payments on notes payable - related party	-	-	(15,000)
Net cash provided by financing activities	189,000	213,463	587,463

Net increase (decrease) in cash and cash equivalents	27,133	85,069	27,291

Cash and cash equivalents at beginning of period	158	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,291	$85,069	$27,291

SUPPLEMENTAL DISCLOSURES

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Capital contribution in the form of debt extinguishment	$-	$-	$175,496
Stock and stock payable for deferred compensation	$544,776	$-	$546,530
Options granted for other assets and services	$-	$-	$40,203

Beneficial conversion feature on convertible debt	$39,004	$-	$39,004
Debt assumed for acquisition of assets (including accounts payable of $24,756)	$190,000	$-	$190,000
Stock issued for accounts payable	$50,000	$-	$50,000
Stock issued for deferred compensation	$544,776	$-	$544,776

The accompanying notes are an integral part of these condensed financial statements.

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
A Development Stage Company

NOTES TO CONDENSED FINANCIAL STATEMENT
AS OF MARCH 31, 2011
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

On July 12, 2010, the Company consummated an agreement to acquire all of the outstanding capital stock of Solar Park, in exchange for 31,449,016 shares of the Company’s common stock (the “CDIX Transaction”).  Prior to the CDIX. Transaction, the Company was a non-operating public shell company with no operations, nominal assets, accrued liabilities totaling $17,042 and 7,280,000 shares of common stock issued and outstanding; and Solar Park, was a professional services and project developing company.  The CDIX Transaction is considered to be a capital transaction in substance, rather than a business combination.  In as much, the CDIX Transaction is equivalent to the issuance of stock by Solar Park., for the net monetary assets of a non-operational public shell company, accompanied by a recapitalization.  CDIX issued 53,137,500 shares of its common stock for all of the issued and outstanding common stock of Solar Park. The accounting for the CDIX Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded.  Accordingly, these financial statements are the historical financial statements of Solar Park.  Solar Park was incorporated in September 25, 2009.  Therefore, these financial statements reflect activities from September 25, 2009 (date of inception for Solar Park.) through March 31, 2011.

Solar Park, as a SPD, will have its main operating line for large scale solar PV energy generation with utility scale solar projects, building upon its current developing pipeline of 2MW’s up to 100MW’s.  With its acquisition of Solar EOS Assets, Solar Park will attempt to increase its month to month operating lines with school and training revenues, in those states where it expects to develop its on going large scale solar projects. Solar Park has also begun developing a more current project pipeline of smaller solar projects from 200KW to 1MW sizes, to effectively maintain month to month revenues with continuous recurring revenues once developed and completed.  The Company anticipates it will provide engineering and construction (“EPC”) via third party vendors, while procuring most of the main system components into those smaller projects.

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

Solar Park, as a SPD, will have its main operating line for large scale solar PV energy generation with utility scale solar projects, building upon its current developing pipeline of 2MW’s up to 100MW’s.  With its acquisition of Solar EOS Assets, Solar Park will attempt to increase its month to month operating lines with school and training revenues, in those states where it expects to develop its on going large scale solar projects. Solar Park has also begun developing a more current project pipeline of smaller solar projects from 200KW to 1MW sizes, to effectively maintain month to month revenues with continuous recurring revenues once developed and completed.  The Company anticipates it will provide engineering and construction (“EPC”) via third party vendors, while procuring most of the main system components into those smaller projects.

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

Solar School revenue

With its acquisition of Solar EOS Assets, Solar Park will attempt to increase its month to month operating lines with school and training revenues, in those states where it expects to develop its on going large scale solar projects.  This revenue will be recognized as the teaching and training services are provided.

Fixed Assets

Equipment and improvements will be stated at cost less accumulated depreciation and amortization. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range as follows:

Category	Useful Lives
Computers and networks	3 years
Machinery and equipment	5-7 years
Furniture and fixtures	5-7 years
Office equipment	3-10 years
Website & Solar EOS development costs	3 years
Leasehold improvements	Lesser of lease term or useful life of asset

The Company had the following depreciable fixed assets:
	(Unaudited)	(Audited)
	March 31, 2011	September 30, 2010

Website Development Costs	$10,152	$10,152
Property and Equipment	4,414	-
Accumulated Depreciation	(2,586)	(846)
Fixed assets, net	$11,980	$9,306

Other Assets  and Amortization

The Company holds certain other assets acquired from the Solar EOS Assets that will be amortized over three years when the assets are fully developed and revenue is being generated from those assets.  These assets are as follows:

Educational and Training Materials	$40,000	$-
Business Plans and Website	25,000	-
Licensing Rights	33,756	-

The Other Assets being amortized from Solar EOS Assets are a favorable leasing arrangement for 18 months starting at close of the acquisition:

Favorable leasing agreement	$126,000	-
Accumulated Amortization	(10,500)	-

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

In April 2011, the FASB issued new accounting guidance for purposes of measuring the impairment of receivables and evaluating whether a troubled debt restructuring has occurred.  An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies-Loss Contingencies.  Currently, this guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The adoption of this guidance is not expected to have an impact on our consolidated financial position, results of operations, cash flows, or disclosures.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method).  However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC 350-20-35-30, Intangibles – Goodwill and Other – Subsequent Measurement), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded.  ASU 2010-28 is effective for the Company beginning January 1, 2011 and early adoption is not permitted.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

5.	COMMITMENTS AND CONTINGENCIES

Operating Leases

In March 2011, the Company moved its corporate headquarters to 100 W. Main Street, Suite 200, Kingstree, SC 29556.  This, new office comprised of 2,000 square feet under a month to month lease, at a monthly rental of $1,900, with 0% annual increase on each.

In February 2011, the Company acquired a favorable leasing arrangement for $1 per year the Company may lease 6,000 sq ft for school and office purposes during the next 18 months.  The school is located at 119 Milliken Dr., Kingstree, SC 29556.

6.                    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at March 31, 2011 and September 30, 2010:

	(Unaudited)	(Audited)
	March 31, 2011	September 30, 2010

Accounts payable	$96,202	$57,623
Wages payable	59,073	25,000
Convertible debt	160,626	32,202
Accrued expenses	15,464	5,898
Total	$331,365	$120,723

7.                    CONVERTIBLE DEBT

On January 5, 2011 the Company entered into a Convertible Promissory Note for $100,000 for a twelve month period at a 7.5% annual interest rate.  The conversion may occur at any time during the period of the note for market pricing as of the date of conversion agreed to by both parties.

On February 7, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $60,000 (the "Note").  The financing closed on February 10, 2011.  The beneficial conversion discount on the note is $27,065 of which $7,894 has been amortized as of March 31, 2011.  There were also $3,000 of loan fees of which $1,000 has been amortized as of March 31, 2011.

The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on November 9, 2011.  The Note is convertible into common stock, at Asher’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 135% if prepaid 91 days following the closing through 120 days following the closing, (iii) 140% if prepaid 121 days following the closing through 151 days following the closing and (iv) 150% if prepaid 151 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

Asher has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this Offering on February 7, 2011 was $57,000.

On March 29, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $37,500 (the "Note").  The financing closed on March 29, 2011.  The beneficial conversion discount on the note is $11,939 of which $1,027has been amortized as of March 31, 2011.  There were also $2,500 of loan fees of which $208 has been amortized as of March 31, 2011.

The Note bears interest at the rate of 8% per annum.  All interest and principal must be paid on December 19, 2011.  The Note is convertible into common stock, at Asher’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 135% if prepaid 91 days following the closing through 120 days following the closing, (iii) 140% if prepaid 121 days following the closing through 151 days following the closing and (iv) 150% if prepaid 151 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

Asher has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this Offering on March 29, 2011 was $35,000.

The  Company  claims an  exemption  from the  registration  requirements  of the Securities  Act of 1933,  as amended  (the "Act") for the private  placement  of these  securities  pursuant  to  Section  4(2) of the Act  and/or  Regulation  D promulgated  there under since,  among other  things,  the  transaction  did not involve a public  offering,  Asher is an accredited  investor, Asher had access to information about the Company  and their  investment,  Asher  took the  securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

8.                    ACQUISITION OF OTHER ASSETS

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

On February 15, 2011, the Company entered into and closed  an Asset Purchase Agreement (the “Solar EOS APA”) with a related party Solar Energy Initiatives, Inc. (“Solar EOS”) pursuant to which the Company acquired the rights to various solar education and training materials, website, business model, qualified certification from US Green Business Council and other assets that Solar Energy Initiatives, Inc. was in the process of developing (the “Solar EOS Assets”).   .
In consideration for the purchase and sale of the Solar EOS Assets, the Company paid total compensation of $200,000 in the following manner:

-$10,000 cash on the date of close;

-assumed various liabilities for $24,756,

-and issued Solar Energy Initiatives, Inc. a 3 year Note with 7.5% interest accrued and paid semi-annually, principal paid at maturity with a balance of $165,244.  The Company may offset intercompany recievables with Solar Energy as payment towards the note.  As of March 31, 2011 there were $76,361 offsetting intercompany receivables due from Solar Energy, thus the net note due as of March 31, 2011 was $88,883 long-term debt from related party.

The asset allocation of the Solar EOS Assets are as follows:

-Educational and training material net of assumed accounts payable	$15,244
-Favorable 18 month rental agreement	126,000
-Business plans and website	25,000
-Licensing Rights	33,756

These Solar EOS Assets once fully developed and revenue is generated will be amortized over a three year period.

9.	NET LOSS PER SHARE

In calculating basic loss per share, net loss is divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants.  No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from operations or when the exercise price of the potentially dilutive securities is greater than the market value of the Company’s stock.  Stock options to purchase 1,526,014 shares of common stock and stock warrants to purchase 250,000 shares of common stock that were outstanding at March 31, 2011 were not included in the computation of diluted earnings per share for the three and six months ended March 31, 2011 because the Company had a net loss from operations and the impact of the assumed exercise of the stock options and warrants is anti-dilutive.

	For the Three Months Ended	For the Three Months Ended
	March 31, 2011	March 31, 2010
Numerator
Net loss	$(231,380)	$(133,875)

Numerator for diluted loss per share
available to common stockholders	$(231,380)	$(133,875)

Denominator
Weighted average shares	61,814,637	32,470,470
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-

Denominator for loss per share adjusted
weighted shares after assumed exercises	61,814,637	32,470,470

Loss per common share - basic:
Loss	$(0.00)	$(0.00)
Net loss per common share	$(0.00)	$(0.00)

Loss per common share - diluted:
Loss	$(0.00)	$(0.00)
Net loss per common share	$(0.00)	$(0.00)

	For the Six Months Ended	For the Six Months Ended	For the period from September 25, 2009 (Inception) through
	March 31, 2011	March 31, 2010	March 31, 2011
Numerator
Net loss	$(231,380)	$(133,875)	$-

Numerator for diluted income per share
available to common stockholders	$(231,380)	$(133,875)	$-

Denominator
Weighted average shares	62,902,051	43,000,000	43,000,000
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-	-

Denominator for diluted income per share adjusted
weighted shares after assumed exercises	62,902,051	43,000,000	43,000,000

Loss per common share - basic:
Loss	$(0.00)	$(0.00)	$-
Net loss per common share	$(0.00)	$(0.00)	$-

Loss per common share - diluted:
Loss	$(0.00)	$(0.00)	$-
Net loss per common share	$(0.00)	$(0.00)	$-

10.	STOCKHOLDERS’ DEFICIT

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

As of December 31, 2010 Solar Energy Initiatives, Inc., the majority owner, retained ownership of 56.7% as the controlling interest in the Company.  Upon distribution of 21,112,702 shares, Solar Energy Initiatives, Inc. retained approximately 22% ownership.  The S-1 Registration statement and spin-off from Solar Energy went effective on January 26, 2011.

During January 2011 the Company filed Form S-8 pursuant to Rule 416(a) of the Securities Act of 1933, as amended (the “Securities Act”), registering 5,000,000 shares under this Registration Statement which shall also cover any additional shares of Common Stock attributable to these registered shares which become issuable under the 2011 Incentive Stock Plan.

During January 2011 the Company issued 1,000,000 S-8 shares for a stock payable under deferred compensation for consulting services initially in September, 2010.

During January 2011 the Company issued 602,889 S-8 shares for consulting services with a total value of $94,866 for five consultants, of which $50,000 had been included in accounts payable.

During January and February 2011 the Company issued 3,011,595 S-8 shares for legal, and consulting services on  a deferred compensation basis.  The total value of deferred compensation was $208,244. and related expenses of $2,208.

During February 2011, 950,000 incentive stock options under the 2010 incentive stock option plan were granted to officers and directors.  Using the Black-Scholes method of valuation the amount of compensation expense for these, options .was $2,272.

During March 2011 the Company cancelled or shares to be cancelled amounted to 8,150,647 post merger shares as negotiated with share holders.  At par the net value of shares to be cancelled amounted to $6,151.

During March 2011 the amortization of the beneficial conversion discounts on convertible loans was $39,716 reflected in interest during the period ending March 31, 2011.

11.	SUBSEQUENT EVENTS

On April 7, 2011,  the Companyentered into a Securities Purchase Agreement with JDF Capital, Inc. ("JDF"), for the sale of an 12% convertible promissory note in the principal amount of $100,000 (the "Note").  The financing closed on April 9, 2011.

The Note bears interest at the rate of 12% per annum.  All interest and principal must be paid on April 5, 2012.  The Note is convertible into common stock, at JDF’s option, at a 40% discount to the average of the three lowest closing bid prices of the common stock during the 20 trading day period ending one day prior to conversion.  The Note contains a prepayment option whereby the Company may make a payment to JDF equal to 150% of all amounts owed under the Note during the one hundred fifty (150) day period beginning on the date of issuance of the Note and expiring on the 150 day anniversary.

On April 18, 2011, the Company amended its articles of incorporation to increase its authorized shares of common stock from 100,000,000 to 500,000,000 (the “Increase Amendment”).  The Increase Amendment was approved by the board of directors as well as the shareholders holding a majority of the issued and outstanding shares of common stock pursuant to a written consent dated March 16, 2011.

During April 2011 the Company filed Form S-8 pursuant to Rule 416(a) of the Securities Act of 1933, as amended (the “Securities Act”), registering 5,000,000 shares under this Registration Statement which shall also cover any additional shares of Common Stock attributable to these registered shares which become issuable under the 2011 Incentive Stock Plan.

In April, 2011 the Company granted 2,642,857 stock options for directors and officers compensation as of April 29, 2011.  The exercise price was based on the then current market price of $0.0175 per share.  The Black-Scholes model valuation is $25,797.

On May 9, 2011 the Solar EOS solar school started its first class for solar thermal, solar photovoltaics and LEED training.  The class program will be completed over an eight week period ending July 1, 2011.

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

Solar Park Initiatives will attempt to develop land in the United States and foreign markets for large utility scale solar photovoltaic (“PV”) projects.  The Company anticipates it will provide engineering, procurement of products and construction (“EPC”) via third party vendors including Solar Energy Initiatives, Inc., a shareholder of the Company    The Company anticipates these projects will be funded through both third-party and government incentives, which it hopes to then sell the resultant electrical production to various utilities through a Power Purchase Agreement (“PPA”).  The Company expects to provide energy savings to commercial and municipality users without any out of pocket engineering, procurement or construction (“EPC”) costs to those users of energy.  In addition to being the Solar Project Developer (“SPD”) into the projects, Solar Park Initiatives will recognize energy sales over a 20-year period or longer.

Business Overview and Plan of Operations

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

Solar Park, as a SPD, will have its main operating line for large scale solar PV energy generation with utility scale solar projects, building upon its current developing pipeline of 2MW’s up to 100MW’s.  With its acquisition of Solar EOS Assets, Solar Park will attempt to increase its month to month operating lines with school and training revenues, in those states where it expects to develop its on going large scale solar projects. Solar Park has also begun developing a more current project pipeline of smaller solar projects from 200KW to 1MW sizes, to effectively maintain month to month revenues with continuous recurring revenues once developed and completed.  The Company anticipates it will provide engineering and construction (“EPC”) via third party vendors, while procuring most of the main system components into those smaller projects.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010:

Selling, general and administrative

Selling, general and administrative expenses for the three-month periods ended March 31, 2011 were $216,914.  Payroll-related expenses were approximately $41,000 for the three-month periods ended through March 31, 2011.  Stock based compensation of approximately $115,000 and legal and professional costs of approximately $26,000 mainly comprised the selling, general and administrative expenses for the three-month period ended March 31, 2011.

Selling, general and administrative expenses for the three-month period ended March 31, 2010 were $133,875.  Payroll-related expenses were approximately $39,000 for the three-month period ended through March 31, 2010.  Legal and professional costs of approximately $76,000,   and travel expenses of approximately $13,000 mainly comprised the selling, general and administrative expenses for the three-month period ended March 31, 2010.

Interest expense

Interest expenses for the three-month periods ended March 31, 2011 and 2010 were $14,446 and $0, respectively.

Net Loss

Net loss was $231,380 and $133,875 for the three-month periods ended March 31, 2011 and 2010, respectively.  The net losses primarily reflect our expenses relating to business activities that have been incurred ahead of our ability to recognize revenues from our business plan.

Comparison of Results of Operations for the Six Months Ended March 31, 2011 and 2010:

Selling, general and administrative

Selling, general and administrative expenses for the six-month period ended March 31, 2011 were $454,103.  Payroll-related expenses were approximately $76,000 for the six-month period ended through March 31, 2011.  Stock based compensation of approximately $257,000 and legal and professional costs of approximately $74,000 mainly comprised the selling, general and administrative expenses for the six-month period ended March 31, 2011.

Selling, general and administrative expenses for the six-month period ended March 31, 2010 were $338,883.  Payroll-related expenses were approximately $119,000 for the six-month period ended through March 31, 2010.  Legal and professional costs of approximately $149,000, travel expenses of approximately $39,000, stock based consulting of  $19,000 and marketing and advertising expenses of $19,000 mainly comprised the selling, general and administrative expenses for the six-month period ended March 31, 2010.

Interest expense

Interest expenses for the six-month periods ended March 31, 2011 and 2010 were $14,446 and $0, respectively.

 Net Loss

Net loss was $468,569 and $338,883 for the six-month periods ended March 31, 2011 and 2010, respectively.  The net losses primarily reflect our expenses relating to business activities that have been incurred ahead of our ability to recognize revenues from our business plan.

Liquidity and Capital Resources

As of March 31, 2011, we had cash of $27,291, and working capital deficit of ($304,073).

For the six-month period ended March 31, 2011, we used $147,453 of cash in operations.  Investing activities used $14,414 of cash during the six-month period and financing activities provided $189,000 of net cash during the six-month period, which resulted primarily from private placement subscription, warrant calls and notes payable proceeds.

The cost of our solar park projects are somewhat volatile and are influenced by supply and demand of components. While the cost of solar PV panels dropped significantly during our fiscal year 2009, we saw a bottom reached with PV panel pricing reversing direction and moving up. We believe this was due to excess demand for PV panels in Europe where many of the rich incentives that were available for the installation of solar arrays will either be reduced or eliminated in the future. We therefore believe that both pricing and delivery times will improve in 2011. A significant increase in cost of materials that we cannot pass on to our customers could cause us to run out of cash which we are not forecasting in our future plans, and would require us to raise additional funds or curtail operations.

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

To operate our current business groups, we will need up to $2.0 million in funds over the next twelve months. Part of this funding may be needed as the time required to realize revenues and cash from large commercial projects can be lengthy, with costs to develop these projects incurred up front.  As of March 31, 2011 we had approximately $27,290 in cash on hand, which means there will be an anticipated shortfall of $1.97 million as we project our current cash requirements for the next twelve months.  To sustain operations and continue development, we expect that will need to raise additional capital.  There is no guarantee that such caital will be available or, if available, that the capital will be available on acceptable terms.  As of our fiscal year end, there were no known demands or commitments, employment agreements of the executives, that will necessitate liquidation of the Company.  The current level of cash is not enough to cover the employees and office rent for the next twelve months.

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

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of March 31, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

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

SOLAR PARK INITIATIVES, INC.

Dated: May 18, 2011	By:	/s/ David J. Surette
David J. Surette
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)