Form 10-Q
period 2011-06-30
Solar Park Initiatives, Inc.
filed 2011-08-15
CIK 1451565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------------------
FORM 10-Q

(MARK ONE)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  as of August 14, 2011 the Company had 60,781,019 shares of its common stock, par value per share $0.001, issued and outstanding.

SOLAR PARK INITIATIVES, INC.
(Formerly Known as Critical Digital Data, Inc.)
A Development Stage Company
FORM 10−Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

TABLE OF CONTENTS			Page No.

PART I		FINANCIAL INFORMATION
			4
	Item 1.	Financial Statements (unaudited)	18
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22
	Item 4.	Controls and Procedures

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	22
	Item 1A.	Risk Factors	22
	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	22
	Item 3.	Defaults Upon Senior Securities	23
	Item 4.	[Removed and Reserved]	23
	Item 5.	Other Information	23
	Item 6.	Exhibits

SIGNATURES			24

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

PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements (unaudited)

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
A Development Stage Company
BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2011	September 30, 2010
ASSETS
Current assets
Cash	$10,846	$158
Accounts receivable	12,000	-
Prepaid expenses	12,500	-
Total current assets	35,346	158

Other assets	198,203	40,203

Fixed assets, net	10,956	9,306

Total assets	$244,505	$49,667

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$93,032	$57,623
Wages payable	67,041	25,000
Convertible debt, net	259,572
Current portion of related party debt	5,870	32,202
Note payable	10,000	-
Accrued expenses	32,803	5,898
Total current liabilities	468,318	120,723

Long-term liabilities
Long-term debt due to related party	88,883	-
Total liabilities	557,201	120,723

Commitments and contingencies

Stockholders' deficit
Common stock, $0.001 par; 100,000,000 authorized
60,781,019 and 61,605,000 issued, respectively
60,781,019 and 60,905,000 outstanding, respectively	60,780	60,905
Paid-in capital	1,996,613	1,220,491
Common stock payable	-	1,754
Deferred compensation	(391,427)	(203,325)
Accumulated deficit	(1,978,661)	(1,150,881)
Total stockholders' deficit	(312,695)	(71,056)
Total liabilities and stockholders' deficit	$244,506	$49,667

The accompanying notes are an integral part of these condensed financial statements.

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended
	June 30, 2011	June 30, 2010

Revenues	$39,000	$-
Cost of sales	15,467	-
Gross profit	23,533	-

Operating expenses
Selling, general and administrative	329,004	481,152
Total operating expenses	329,004	481,152

Loss from operations	(305,471)	(481,152)

Other income (expense)	-	-
Interest expense	(53,995)	-
Total other income (expense)	(53,995)	-

Loss before provision for income taxes	(359,466)	(481,152)
Provision for income taxes	-	-
Net loss	$(359,466)	$(481,152)

Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	60,781,019	53,137,500

The accompanying notes are an integral part of these condensed financial statements.

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Nine Months Ended	For the Nine Months Ended	For the period from September 25, 2009 (Inception) through
	June 30, 2011	June 30, 2010	June 30, 2011

Revenues	$39,000	$-	$39,000
Cost of sales	15,467	-	15,467
Gross profit	23,533	-	23,533

Operating expenses
Selling, general and administrative	782,852	820,035	1,933,988
Total operating expenses	782,852	820,035	1,933,988

Loss from operations	(759,319)	(820,035)	(1,910,455)

Other income (expense)	-	-	-
Interest expense	(68,461)	-	(68,461)
Total other income (expense)	(68,461)	-	(68,461)

Loss before provision for income taxes	(827,780)	(820,035)	(1,978,916)
Provision for income taxes	-	-	-
Net loss	$(827,780)	$(820,035)	$(1,978,916)

Net loss per share – basic and diluted	$(0.01)	$(0.03)	$(0.05)

Weighted average shares outstanding – basic and diluted	62,192,578	32,470,470	40,105,815

The accompanying notes are an integral part of these condensed financial statements.

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Common Stock	Deferred	Accumulated	Total Stockholders
	Shares	Amount	Capital	Payable	Compensation	Deficit	Equity
Balances, September 25, 2009, inception	-	$-	$-	$-	$-	$-	$-

Shares issued to SNRY for cash, Oct 15, 2009	34,996,768	34,996	(21,897)				13,099

Shares issued for services, Nov 10, 2009	16,136,969	16,137	(10,097)				6,040

Shares issued for private placement, Dec 12, 2009	667,921	668	99,332				100,000

Capital contribution in the form of debt extinguishment			97,963				97,963

Net loss						(246,465)	(246,465)

Balances, January 31, 2010	51,801,658	$51,801	$165,301	$-	$-	$(246,465)	$(29,363)

Shares issued for private placement, Feb 18, 2010	1,335,842	1,337	198,663				200,000

Options granted, April 30, 2010	-	-	297,450				297,450

Shares issued for reverse merger exchange	7,767,500	7,768	65,358				73,125

Exercised cashless options held by Company			(546)	546			-

Forgiveness of debt			77,534				77,534

Stock payable for services agreements			221,032	1,208	(222,240)		-

Deferred compensation expensed					18,915		18,915

Options issued for employment			119,391				119,391

Options issued for acquisition of other assets			76,309				76,309

Net loss						(904,416)	(904,416)

Balances, September 30, 2010	60,905,000	$60,905	$1,220,491	$1,754	$(203,325)	$(1,150,881)	$(71,056)

Stock payable for services agreements			84,640	160	(84,800)		-

Exercised cashless options previously held by Company	609,551	610	(64)	(546)			-

Stock issued for services agreements	800,000	800	251,300	(100)	(252,000)		-

Deferred compensation expensed					142,604		142,604

Cancelled shares	(545,551)	(546)	546				-

Net loss						(237,189)	(237,189)

Balances, December 31, 2010 (unaudited)	61,769,000	$61,769	$1,556,913	$1,268	$(397,521)	$(1,388,070)	$(165,641)

Discount on loans			39,004				39,004

Cashless options granted by Company			2,272				2,272

Stock issued for services agreements	5,614,484	5,614	298,496	(1,268)	(207,976)		94,866

Deferred compensation expensed					109,606		109,606

Cancelled shares	(7,150,647)	(7,151)	7,151				-

Net loss						(231,124)	(231,124)

Balances, March 31, 2011 (unaudited)	60,232,837	$60,232	$1,903,836	$-	$(495,891)	$(1,619,195)	$(151,017)

Discount on loans			40,000				40,000

Cashless options granted by Company			42,361				42,361

Stock issued for services agreements	548,182	548	10,416		(10,600)		364

Deferred compensation expensed					115,064		115,063

Net loss						(359,466)	(359,466)

Balances, June 30, 2011 (unaudited)	60,781,019	$60,780	$1,996,613	$-	$(391,427)	$(1,978,661)	$(312,695)

The accompanying notes are an integral part of these condensed financial statements.

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
A Development Stage Company
STATEMENTS OF CASH FLOWS

`	For the Nine Months Ended	For the Nine Months Ended	For the period from September 25, 2009 (Inception) through
	June 30, 2011	June 30, 2010	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(827,780)	$(481,152)	$(1,978,661)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	44,764	-	45,610
Stock based compensation	457,136	18,639	1,020,762
Accretion of discount on convertible debt	54,576	-	54,576
Changes in operating assets and liabilities:
Accounts receivable	(12,000)	-	(12,000)
Prepaid expenses and other current assets	(12,500)	-	(12,500)
Wages payable	42,041	39,807	144,577
Accounts payable	85,409	-	143,032
Due to/from related parties	(127,449)	-	(95,247)
Accrued expenses	26,905	-	32,803
Net cash used by operating activities	(268,898)	(422,706)	(657,051)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of website assets	-	-	(10,152)
Purchase of other assets	(10,000)	-	(10,000)
Purchase of property and equipment	(4,414)	-	(4,414)
Net cash used by investing activities	(14,414)	-	(24,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placements	-	100,500	300,500
Proceeds from notes payable - related party	-	112,963	112,963
Principal payments on notes payable - related party	-	-	(15,000)
Proceeds from notes payable	10,000	-	10,000
Proceeds from convertible debt	284,000	-	284,000
Net cash provided by financing activities	294,000	213,463	692,463

Net increase (decrease) in cash and cash equivalents	10,688	(209,243)	10,846

Cash and cash equivalents at beginning of period	158	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,846	$(209,243)	$10,846

SUPPLEMENTAL DISCLOSURES

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Capital contribution in the form of debt extinguishment	$-	$-	$175,496
Stock payable for deferred compensation	$-	$-	$1,754
Options granted for other assets and services	$-	$-	$40,203
Beneficial conversion feature on convertibel debt	$79,004	$-	$79,004
Debt assumed for acquisition of assets (including accounts payable of $24,756)	$190,000	$-	$190,000
Stock issued for accounts payable	$50,000	$-	$50,000
Stock issued for deferred compensation	$555,376	$-	$555,376

The accompanying notes are an integral part of these financial statements.

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
A Development Stage Company

NOTES TO CONDENSED FINANCIAL STATEMENT
AS OF JUNE 30, 2011
(UNAUDITED)

1.	NATURE OF OPERATIONS

Company Overview

Solar Park Initiatives, Inc., f/k/a Critical Digital Data, Inc. ( the “Company”, “us”, “our” or “we”), was incorporated in the State of Nevada as Critical Digital Data, Inc. as a for-profit company on May 2, 2008 and established a fiscal year end of September 30.  Prior to the merger with Solar Park (as defined below), the Company was a development stage company that intended to develop, launch and operate an online data storage service specifically for data preservation and disaster recovery.  As a result of the merger with Solar Park Initiatives, Inc., privately owned Nevada corporation (“Solar Park”), we have adopted the business plan of Solar Park.

On July 12, 2010, the Company consummated an agreement to acquire all of the outstanding capital stock of Solar Park, in exchange for 31,449,016 shares of the Company’s common stock (“the CDIX Transaction”).  Prior to the CDIX Transaction, the Company was a non-operating public shell company with no operations, nominal assets, accrued liabilities totaling $17,042 and 7,280,000 shares of common stock issued and outstanding; and Solar Park, was a professional services and project developing company.  The CDIX Transaction is considered to be a capital transaction in substance, rather than a business combination.  In as much, the CDIX Transaction is equivalent to the issuance of stock by Solar Park for the net monetary assets of a non-operational public shell company, accompanied by a recapitalization.  CDIX issued 53,137,500 shares of its common stock for all of the issued and outstanding common stock of Solar Park. The accounting for the CDIX Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded.  Accordingly, these financial statements are the historical financial statements of Solar Park.  Solar Park was incorporated in September 25, 2009.  Therefore, these financial statements reflect activities from September 25, 2009 (date of inception for Solar Park.) through June 30, 2011.

Solar Park, as a Solar Project Developer (“SPD”), will have its main operating line for large scale solar PV energy generation with utility scale solar projects, building upon its current developing pipeline from 200KiloWatt sized projects to over 10MegaWatt sized projects.  With its acquisition of Solar EOS Assets, Solar Park will attempt to increase its month to month operating lines with school and training revenues, in those states where it expects to develop its on going large scale solar projects. Solar Park has also begun developing a more current project pipeline of smaller solar projects from 200KW to 1MW sizes, to effectively maintain month to month revenues with continuous recurring revenues once developed and completed.  The Company anticipates it will provide engineering and construction (“EPC”) via third party vendors, while procuring most of the main system components into those smaller projects.

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

The condensed financial information is unaudited.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows presented herein have been included in the condensed financial statements.  Interim results are not necessarily indicative of results of operations for the full year.

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

Revenue Recognition

Construction Contracts

Revenue for construction contracts are primarily comprised of projects which are governed by customer contracts that require the Company to deliver functioning solar power systems and are generally completed within three to twelve months from commencement of construction.  The Company recognizes revenue from fixed price construction contracts using the percentage-of-completion method of accounting. Under this method, systems revenue arising from fixed price construction contracts is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs.

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

Solar School revenue

With its acquisition of Solar EOS Assets, Solar Park will attempt to increase its month to month operating lines with school and training revenues, in those states where it expects to develop its on going large scale solar projects.  This revenue is recognized as the teaching and training services are provided.

Fixed Assets

Fixed assets will be stated at cost less accumulated depreciation and amortization. Depreciation and amortization of fixed assets are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range as follows:

Category	Useful Lives
Computers and networks	3 years
Machinery and equipment	5-7 years
Furniture and fixtures	5-7 years
Office equipment	3-10 years
Website & Solar EOS development costs	3 years
Leasehold improvements	Lesser of lease term or useful life of asset

The Company had the following depreciable fixed assets:
	(Unaudited) June 30, 2011	(Audited) September 30, 2010

Website Development Costs	$10,152	$10,152
Property and Equipment	4,414	-
Accumulated Depreciation	(3,610)	(846)
Fixed assets, net	$10,956	$9,306

Other Assets  and Amortization

The Company holds certain other assets acquired from the Solar EOS Assets that will be amortized over three years when the assets are fully developed and revenue is being generated from those assets.  These assets are as follows:

Educational and Training Materials	$40,000
Business Plans and Website	25,000
Licensing Rights	33,756
Accumulated Amortization	(10,500)

The Other Assets being amortized from Solar EOS Assets are a favorable leasing arrangement for 18 months starting at close of the acquisition:

Favorable leasing agreement	$126,000
Accumulated Amortization	(31,500)

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

Development Contract

During May 2011, the Company contracted with Williamsburg County, SC and Solar Energy Initiatives, Inc. (a related party) to complete energy efficient upgrades to the Kingstree – Millken Plant facility.  The contract signed was for an estimated total of $704,000.  The work is starting in July and working through September, 2011.

Note Payable

During June 2011, the Company singed a Note Payable for $10,000 due and payable as of August 15, 2011, with accrued interest of $625.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at June 30, 2011 and September 30, 2010:

	(Unaudited) June 30, 2011	(Audited) September 30, 2010

Acconts payable	$93,032	$57,623
Wages payable	67,041	25,000
Convertible debt	259,572	32,202
Current portion of long-term debt	15,870	-
Accrued expenses	32,803	5,898
Total	$468,318	$120,723

7.	CONVERTIBLE DEBT

During January 2011 the Company entered into a one year convertible note agreement for $100,000 at a rate of 7.5% due in twelve months.  The note holder can convert at any time on the then current market rate.

On February 7, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $60,000 (the "Asher Note 1").  The financing closed on February 10, 2011.  The beneficial conversion discount on the note is $27,065 of which $21,427 has been amortized as of June 30, 2011.  There were also $3,000 of loan fees of which $2,500 has been amortized as of June 30, 2011.

The Asher Note 1 bears interest at the rate of 8% per annum.  All interest and principal must be repaid on November 9, 2011.  The Asher Note 1 is convertible into common stock, at Asher’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  In the event the Company prepays the Asher Note 1 in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 135% if prepaid 91 days following the closing through 120 days following the closing, (iii) 140% if prepaid 121 days following the closing through 151 days following the closing and (iv) 150% if prepaid 151 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the Asher Note 1, the Company has no right of prepayment.

Asher has agreed to restrict its ability to convert the Asher Note 1 and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering on February 7, 2011 was $57,000.

On March 29, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $37,500 (the "Asher Note 2").  The financing closed on March 29, 2011.  The beneficial conversion discount on the note is $11,939 of which $6,996 has been amortized as of June 30, 2011.  There were also $2,500 of loan fees of which $1,458 has been amortized as of June 30, 2011.

The Asher Note 2 bears interest at the rate of 8% per annum.  All interest and principal must be paid on December 19, 2011.  The Asher Note 2 is convertible into common stock, at Asher’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  In the event the Company prepays the Asher Note 2 in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the closing date through 90 days thereafter, (ii) 135% if prepaid 91 days following the closing through 120 days following the closing, (iii) 140% if prepaid 121 days following the closing through 151 days following the closing and (iv) 150% if prepaid 151 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the Asher Note 2, the Company has no right of prepayment.

On April 7, 2011, the Company entered into a Securities Purchase Agreement with JDF Capital, Inc. ("JDF"), for the sale of an 12% convertible promissory note in the principal amount of $100,000 (the "JDF Note").  The financing closed on April 9, 2011.  The beneficial conversion discount on the JDF Note is $40,000 of which $18,444 has been amortized as of June 30, 2011.  There were also $5,000 of loan fees of which $2,500 has been amortized as of June 30, 2011.

The JDF Note bears interest at the rate of 12% per annum.  All interest and principal must be paid on April 5, 2012.  The JDF Note is convertible into common stock, at JDF’s option, at a 40% discount to the average of the three lowest closing bid prices of the common stock during the 20 trading day period ending one day prior to conversion.  The JDF Note contains a prepayment option whereby the Company may make a payment to JDF equal to 150% of all amounts owed under the Note during the one hundred fifty (150) day period beginning on the date of issuance of the JDF Note and expiring on the 150 day anniversary.

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

-assumed various liabilities for $24,756,

-and issued Solar Energy Initiatives, Inc. a 3 year Note with 7.5% interest accrued and paid semi-annually, principal paid at maturity with a balance of $165,244.  The Company may offset intercompany recievables with Solar Energy as payment towards the note.  As of June 30, 2011 there were $76,361 offsetting intercompany receivables due from Solar Energy, thus the net note due as of June 30, 2011 was $88,883 long-term debt from related party.

The asset allocation of the Solar EOS Assets are as follows:

-Educational and training material net of assumed accounts payable	$15,244
-Favorable 18 month rental agreement	126,000
-Business plans and website	25,000
-Licensing Rights	33,756

These Solar EOS Assets once fully developed and revenue is generated will be amortized over a three year period.

9.	NET LOSS PER SHARE

In calculating basic loss per share, net loss is divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants.  No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from operations or when the exercise price of the potentially dilutive securities is greater than the market value of the Company’s stock.  Stock options to purchase 4,278,571 shares of common stock and stock warrants to purchase 250,000 shares of common stock that were outstanding at June 30, 2011 were not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2011 because the Company had a net loss from operations and the impact of the assumed exercise of the stock options and warrants is anti-dilutive.

	For the Three Months Ended	For the Three Months Ended
	June 30, 2011	June 30, 2010
Numerator
Net loss	$(359,466)	$(481,152)

Numerator for diluted loss per share
available to common stockholders	$(359,466)	$(481,152)

Denominator
Weighted average shares	60,781,019	53,137,500
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-

Denominator for loss per share adjusted
weighted shares after assumed exercises	60,781,019	53,137,500

Loss per common share - basic:
Loss	$(0.01)	$(0.01)
Net loss per common share	$(0.01)	$(0.01)

Loss per common share - diluted:
Loss	$(0.01)	$(0.01)
Net loss per common share	$(0.01)	$(0.01)

	For the Nine Months Ended	For the Six Months Ended	For the period from September 25, 2009 (Inception) through
	June 30, 2011	June 30, 2010	June 30, 2011
Numerator
Net loss	$(359,466)	$(481,152)	$-

Numerator for diluted income per share
available to common stockholders	$(359,466)	$(481,152)	$-

Denominator
Weighted average shares	62,192,578	43,000,000	43,000,000
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-	-

Denominator for diluted income per share adjusted
weighted shares after assumed exercises	62,192,578	43,000,000	43,000,000

Loss per common share - basic:
Loss	$(0.01)	$(0.01)	$-
Net loss per common share	$(0.01)	$(0.01)	$-

Loss per common share - diluted:
Loss	$(0.01)	$(0.01)	$-
Net loss per common share	$(0.01)	$(0.01)	$-

10.	STOCKHOLDERS’ DEFICIT

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

During February 2011, 950,000 incentive stock options under the 2010 incentive stock option plan were granted to officers and directors.  Using the Black-Scholes method of valuation the amount of compensation expense for these, options was $2,272.

During March 2011 the Company cancelled or shares to be cancelled amounted to 8,150,647 post merger shares as negotiated with share holders.  At par the net value of shares to be cancelled amounted to $6,151.

During March 2011 the amortization of the beneficial conversion discounts on convertible loans was $39,716 reflected in interest during the period ending June 30, 2011.

On April 7, 2011, the Company entered into a Securities Purchase Agreement with JDF Capital, Inc. ("JDF"), for the sale of an 12% convertible promissory note in the principal amount of $100,000 (the "JDF Note").  The financing closed on April 9, 2011.

The Note bears interest at the rate of 12% per annum.  All interest and principal must be paid on April 5, 2012.  The JDF Note is convertible into common stock, at JDF’s option, at a 40% discount to the average of the three lowest closing bid prices of the common stock during the 20 trading day period ending one day prior to conversion.  The Note contains a prepayment option whereby the Company may make a payment to JDF equal to 150% of all amounts owed under the Note during the one hundred fifty (150) day period beginning on the date of issuance of the Note and expiring on the 150 day anniversary.

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

During April 2011, 2,428,571 incentive stock options under the 2010 incentive stock option plan were granted to officers and directors.  Using the Black-Scholes method of valuation the amount of compensation expense for these, options was $21,850.

During June 2011, 3,000,000 incentive stock options under the 2010 incentive stock option plan were granted to officers and directors.  Using the Black-Scholes method of valuation the amount of compensation expense for these, options was $3,843.

During June 2011 the Company issued 18,182 S-8 shares for consulting services with a total value of $363 for one consultant.

11.	SUBSEQUENT EVENTS

None.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2011 and 2010:

Revenues

The Company reported total revenue from operations of $39,000 for the three-month period ended June 30, 2011 as compared to $0 for the three-month period ended June 30, 2010.  The revenue was generated from our Solar EOS business.

Cost of Revenues

Our total cost of revenues from was $15,467 for the three-month period ended June 30, 2010.

Selling, general and administrative

Selling, general and administrative expenses for the three-month periods ended June 30, 2011 were $329,004.  Payroll-related expenses were approximately $111,101 for the three-month periods ended through June 30, 2011.  Stock based compensation of approximately $115,427 and legal and professional costs of approximately $47,914 mainly comprised the selling, general and administrative expenses for the three-month period ended June 30, 2011.

Selling, general and administrative expenses for the three-month period ended June 30, 2010 were $481,152.  Payroll-related expenses were approximately $67,259 for the three-month period ended through June 30, 2010.  Stock based compensation of approximately $297,450 and legal and professional costs of approximately $67,889, and travel expenses of approximately $19,652 mainly comprised the selling, general and administrative expenses for the three-month period ended June 30, 2010.

Interest expense

Interest expenses for the three-month periods ended June 30, 2011 and 2010 were $53,995 and $0, respectively.

Net Loss

Net loss was $359,466 and $481,152 for the three-month periods ended June 30, 2011 and 2010, respectively.  The net losses primarily reflect our expenses relating to business activities that have been incurred ahead of our ability to recognize revenues from our business plan.

Comparison of Results of Operations for the Nine months Ended June 30, 2011 and 2010:

Revenues

The Company reported total revenue from operations of $39,000 for the nine-month period ended June 30, 2011 as compared to $0 for the three-month period ended June 30, 2010.  The revenue was generated from our Solar EOS business.

Cost of Revenues

Our total cost of revenues from was $15,467 for the nine-month period ended June 30, 2011.

Selling, general and administrative

Selling, general and administrative expenses for the nine-month period ended June 30, 2011 were $782,852.  Payroll-related expenses were approximately $185,897 for the nine-month period ended through June 30, 2011.  Stock based compensation of approximately $372,568 and legal and professional costs of approximately $115,573 mainly comprised the selling, general and administrative expenses for the nine-month period ended June 30, 2011.

Selling, general and administrative expenses for the nine-month period ended June 30, 2010 were $820,035.  Payroll-related expenses were approximately $186,069 for the nine-month period ended through June 30, 2010.  Stock based compensation of approximately $316,089 and legal and professional costs of approximately $163,124, travel expenses of approximately $60,477, and marketing and advertising expenses of $35,254 mainly comprised the selling, general and administrative expenses for the nine-month period ended June 30, 2010.

Interest expense

Interest expenses for the nine-month periods ended June 30, 2011 and 2010 were $68,461 and $0, respectively.

Net Loss

Net loss was $827,780 and $820,035 for the nine-month periods ended June 30, 2011 and 2010, respectively.  The net losses primarily reflect our expenses relating to business activities that have been incurred ahead of our ability to recognize revenues from our business plan.

Liquidity and Capital Resources

As of June 30, 2011, we had cash of $10,846, and working capital deficit of $432,972.

For the nine-month period ended June 30, 2011, we used $372,462 of cash in operations.  Investing activities used $267 of cash during the nine-month period and financing activities provided $382,883of net cash during the nine-month period, which resulted primarily from private placement subscription, warrant calls and notes payable proceeds.

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

To operate our current business groups, we will need up to $2.0 million in funds over the next twelve months. Part of this funding may be needed as the time required to realize revenues and cash from large commercial projects can be lengthy, with costs to develop these projects incurred up front.  As of June 30, 2011 we had approximately $10,846 in cash on hand, which means there will be an anticipated shortfall of $1.99 million as we project our current cash requirements for the next twelve months.  To sustain operations and continue development, we expect that will need to raise additional capital.  As of our fiscal year end, there were no known demands or commitments, employment agreements of the executives, that will necessitate liquidation of the Company.  The current level of cash is not enough to cover the employees and office rent for the next twelve months.

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

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of June 30, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.
.

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

ITEM 2.    Unregistered Sale of Equity Securities and Use of Proceeds

On April 7, 2011, the Company entered into a Securities Purchase Agreement with JDF Capital, Inc. ("JDF"), for the sale of a 12% convertible promissory note in the principal amount of $100,000 (the "Note").  The financing closed on April 9, 2011.

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

ITEM  3.    Defaults Upon Senior Securities

On February 7, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $60,000 (the "February 2011 Note").  The financing closed on February 10, 2011.  On March 29, 2011, the Company entered into a Securities Purchase Agreement with Asher for the sale of an 8% convertible note in the principal amount of $37,500 (the "March 2011 Note").  The financing closed on March 29, 2011.   On June 7, 2011, as a result of the Suspension (as defined below), Asher provided the Company with a notice of default and demanded immediate payment of $146,250 under the February 2011 Note and the March 2011 Note.

ITEM  4.    [Removed and Reserved]

ITEM  5.    Other Information

On June 7, 2011, the U.S. Securities and Exchange Commission entered an Order of Suspension  suspending the trading in the securities of the Company effective June 7, 2011 at 9:30 a.m. EDT through June 20, 2011 at 11:59 p.m. EDT. (the “Suspension”).  As a result of the Suspension, are shares of common stock are no longer traded on the OTCBB or OTC Markets.

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

SOLAR PARK INITIATIVES, INC.

Dated: August 15, 2011	By:	/s/David J. Surette
David J. Surette
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Accounting Officer)