Form 10-Q/A
period 2011-06-30
Solar Park Initiatives, Inc.
filed 2011-09-14
CIK 1451565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------------------
FORM 10-Q/A

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

Explanatory Note

We are filing and amendment Form 10Q/A, for the reason of amending the originally filed 10Q as of June 30, 2011 and to file the XBRL format as of the extension timeline.

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

Solar Park Initiatives, Inc.
(f/k/a Critical Digital Data, Inc.)
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Nine Months Ended	For the Nine Months Ended	For the period from September 25, 2009 (Inception) through
	June 30, 2011	June 30, 2010	June 30, 2011

Revenues	$39,000	$-	$39,000
Cost of sales	15,467	-	15,467
Gross profit	23,533	-	23,533

Operating expenses
Selling, general and administrative	782,852	481,152	1,933,988
Total operating expenses	782,852	481,152	1,933,988

Loss from operations	(759,319)	481,152	(1,910,455)

Other income (expense)	-	-	-
Interest expense	(68,461)	-	(68,461)
Total other income (expense)	(68,461)	-	(68,461)

Loss before provision for income taxes	(827,780)	(481,152)	(1,978,916)
Provision for income taxes	-	-	-
Net loss	$(827,780)	$(481,152)	$(1,978,916)

Net loss per share – basic and diluted	$(0.01)	$(0.03)	$(0.05)

Weighted average shares outstanding – basic and diluted	62,192,578	32,470,470	40,105,815

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
2.1
Agreement and Plan of Merger and Reorganization (the “Agreement”) by and among  Critical Digital Data, Inc., Solar Park Acquisition Corp., a Nevada corporation and Solar Park Initiatives, Inc., a Nevada corporation, dated July 6, 2010. (1) (2)

3.1	Certificate of Amendment of Articles of Incorporation of Critical Digital Data, Inc. (1) (2)

3.2	Articles of Merger of Solar Park Initiatives, Inc. and Solar Park Acquisition Corp.(1) (2)

10.1	2010 Equity Incentive Plan (1) (2)

31.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

EX-101.INS	XBRL INSTANCE DOCUMENT (3)

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT (3)

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE (3)

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (3)

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE (3)

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (3)

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 19, 2010.
(2)	These exhibits were previously included or incorporated by reference in Solar Park Initiatives, Inc. Quarterly Report on Form10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.
(3)
The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of section 18 of the Security Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAR PARK INITIATIVES, INC.

Dated: September 14, 2011	By:	/s/David J. Surette
David J. Surette
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Accounting Officer)